Form 10-Q
period 2008-06-30
Media Sentiment Inc.
filed 2008-11-19
CIK 1396348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-144101

Media Sentiment, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5740705
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

825 Van Ness Ave., Suite 406-407, 4th Floor San Francisco, CA
(Address of principal executive offices)

(415) 861-3421
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,640,650 common shares as of June 30, 2008.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007 (audited);
F-2	Statements of Operations for the three and six months ended June 30, 2008 and 2007 (unaudited);
F-3	Statement of Stockholders’ Deficit for period from December 31, 2006 to June 30, 2008 (unaudited);
F-4	Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (unaudited);
F-5	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

MEDIA SENTIMENT, INC.
Balance Sheets
As of June 30, 2008 and December 31, 2007

	June 30, 2008 (unaudited)	December 31, 2007 (audited)

ASSETS
Current Assets
Cash	$13,036	$7,421
Accounts receivable	32,000	32,000
Prepaid expenses	2,300	3,800
Total Current Assets	47,336	43,221

Property and Equipment	0	0

Other Assets
Product development, net of amortization	0	0

TOTAL ASSETS	$47,336	$43,221

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$112,146	$125,627
Accounts payable-related party	28,648	12,000
Notes payable-related party	222,000	148,000
Total Liabilities	362,794	285,627

Stockholders' Deficit
Common stock: 100,000,000 shares authorized; $.001 par value; 3,640,440 shares issued and outstanding	3,640	3,640
Additional paid-in capital	1,978,880	1,978,880
Accumulated deficit	(2,297,978)	(2,224,926)
Total Stockholders’ Deficit	(315,458)	(242,406)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$47,336	$43,221

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
Statements of Operations (unaudited)
For the Three Months ended June 30, 2008 and 2007

	Three Months Ended:
	June 30, 2008	June 30, 2007

Gross revenues	$6,486	$7,313

Operating expenses		4
Sales and marketing expenses	540	28,794
Operating and administrative expenses	32,053	30,807
Depreciation and amortization	0	16,800
Total operating expenses	32,593	76,401

Operating loss	(26,107)	(69,088)

Other income (expense)
Interest and finance charges	(6,158)	0
Taxes on income	0	0
Total other income (expense)	(6,158)	0

Net loss	$(32,265)	$(69,088)

Weighted average number of shares outstanding	3,640,440	3,640,440

Net loss per share	$(.01)	$(.02)

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
Statements of Operations (unaudited)
For the Six Months ended June 30, 2008 and 2007

	Six Months Ended:
	June 30, 2008	June 30, 2007

Gross revenues	$9,353	$10,986

Operating expenses		4
Sales and marketing expenses	651	33,829
Operating and administrative expenses	70,579	105,263
Depreciation and amortization	0	33,600
Total operating expenses	71,230	172,692

Operating loss	(61,877)	(161,706)

Other income (expense)
Interest and finance charges	(10,375)	0
Taxes on income	(800)	0
Total other income (expense)	(11,175)	0

Net loss	$(73,052)	$(161,706)

Weighted average number of shares outstanding	3,640,440	3,640,440

Net loss per share	$(.02)	$(.04)

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
Statement of Stockholders' Deficit (unaudited)
As of June 30, 2008

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2006	3,640,440	$10,923	$1,783,500	$(1,694,144)	$100,279

Par value adjustment		(7,283)	7,283		0

Sale of debenture			66,156		66,156

Contribution to capital			121,941		121,941

Net loss for the year ended December 31, 2007			(530,782)		(530,782)

Balance, December 31, 2007	3,640,440	3,640	1,978,880	$(2,224,926)	(242,406)

Net loss for the six months ended June 30, 2008				(73,052)	(73,052)

Ending balance June 30, 2008	3,640,440	$3,640	$1,978,880	$(2,297,978)	$(315,458)

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
Statements of Cash Flows (unaudited)
For the Six Months ended June 30, 2008 and 2007

	Six Months ended:
	June 30, 2008	June 30, 2007
Cash Flows from Operating Activities:
Net loss for the period	$(73,052)	$(161,706)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization	0	33,600
Changes in Assets and Liabilities
Decrease in accounts receivable	0	(16,784)
Decrease in deposits and retainers	1,500	0
Increase in accounts payable	3,167	41,365
Increase in deferred revenue	0	(1,638)
Net Cash Used in Operating Activities	(68,385)	(105,159)

Cash Flows from Financing Activities:
Adjustment to common stock	0	(7,283)
Adjustment to additional paid-in capital	0	7,283
Proceeds from notes payable-related party	74,000	113,000
Net Cash Provided by Financing Activities	74,000	113,000

Net Increase in Cash	5,615	7,837

Cash – Beginning Balance	7,421	21,153

Cash – Ending Balance	$13,036	$28,990

Supplemental cash flow information:

Interest paid	$4,759	0
Income taxes paid	0	0

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
Notes to Financial Statements
June 30, 2008

Note 1.     Description of Business

Media Sentiment Inc. (the Company) was incorporated during October 2006, under the laws of the State of Nevada, as a wholly owned subsidiary of California News Tech (CNT) to market the internet search tools developed by CNT.  All of the assets of CNT were transferred to the Company.

On May 17, 2007, CNT completed a reverse merger with Debut Broadcasting Corporation, Inc., a Tennessee corporation (DBI) whereby it succeeded to the business of DBI and it changed its name to Debut Broadcasting Corporation, Inc.  As a result of this merger, however, it was determined that the two business operations would be better served if operated and accounted for separately.  Consequently, DBI’s board of directors approved the distribution of all of its Media Sentiment shares to the CNT shareholders of record on April 20, 2007 on a pro-rata basis.  DBI then, set aside all of its 3,640,440 outstanding shares of Media Sentiment for this purpose.  See Note 8 for details.

Note 2.     Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates and could affect future operating results.

Equipment

Equipment is recorded at cost, less accumulated depreciation.  Depreciation is computed using the straight-line method over estimated useful lives of three to five years.  The straight-line method of depreciation is also used for income tax purposes.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its equipment, product and website development costs and recognizes the impairment of long-lived assets in the event the net book value of such assets exceeds net realizable value.  The Company evaluates asset recoverability at each balance sheet date or when an event occurs that may impair recoverability of the asset.

MEDIA SENTIMENT, INC.
Notes to Financial Statements
June 30, 2008

Note 2.     Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company recognizes net revenue when the earnings process is complete, as evidenced by:

•	an agreement with the customer;
•	delivery to and acceptance of the product by the customer has occurred;
•	the amount of the fees to be paid by the customer are fixed or determinable; and
•	collection of these fees is probable.

If an acceptance period is contractually provided, license revenues are recognized upon the earlier of customer acceptance or the expiration of that period.  In instances where delivery is electronic and all other criteria for revenue recognition have been achieved, the product is considered to have been delivered when the customer is provided the access code to download the software from the Internet.

Because of possible price fluctuations or technology obsolescence, subscription revenue will be deferred and recorded on a monthly basis as earned. Delivery, selling or other costs billed to the customers is included in net revenue and the related delivery, selling or other costs is included in the cost of selling subscriptions.

Product Development

Where there is reasonable assurance of recovery, development costs are capitalized.  Capitalization of costs ceases when the product is available for general release to customers.  Annual amortization of capitalized costs is the greater of amortization computed using the straight-line method over the remaining estimated economic life of the product or computed using the ratio of the product’s current and anticipated future gross revenue.

Stock-based Compensation Plans

The Company has no stock-based compensation plans.

Interim Financial Reporting

The Company's interim financial statements have been prepared, without audit, in accordance with generally accepted accounting principles and are consistent with the presentation and disclosures in the audited financial statements and notes thereto for the year ended December 31, 2007.In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim periods ended June 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

MEDIA SENTIMENT, INC.
Notes to Financial Statements
June 30, 2008

Note 2.     Summary of Significant Accounting Policies (Continued)

Income Taxes and Deferred Taxes

The Company utilizes the liability method of accounting for income taxes.  Deferred tax liabilities or assets are recognized for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities.  The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income, and a valuation allowance is recorded to reduce the deferred tax assets to the amounts that are believed to be realizable.

A full valuation allowance on any future tax benefits is being provided until the Company can sustain a level of profitability that demonstrates the ability to utilize these assets.

Basic and Fully-diluted Loss per Common Share

Net loss per common share is based on the weighted average number of shares outstanding during the year.  Fully-diluted net loss per common share is not reported because, under current conditions, the loss per share is anti-dilutive.

Certain Significant Risks and Uncertainties

The Company participates in the high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations or cash flows:  advances and trends in new technologies; competitive pressures in the form of price reductions; market acceptance of the Company’s services; development of sales channels; litigation or claims against the Company based on intellectual property, regulatory or other factors.

Note 3.     Going Concern and Liquidity

Without raising additional capital the Company will not continue operations.  Historically, the Company has incurred significant losses and negative cash flows from operations.  As of June 30, 2008, the accumulated deficit was $2,297,978 and the negative working capital was $315,458. The negative working capital includes $222,000 in current notes payable owed to related parties. The Company plans to fund operations through private placements and a public offering.  There is no assurance that these sources of capital will available to the Company in the future.

MEDIA SENTIMENT, INC.
Notes to Financial Statements
June 30, 2008

Note 4.     Basic and Fully-diluted Net Loss per Common Share

Basic net loss per common share is computed based on 3,640,440 shares issued and outstanding at June 30, 2008. Fully-diluted net loss per common share is anti-dilutive and is not reported.

Note 5.     Equipment

Equipment consists of the following:

June 30, 2008
Computer equipment	$10,511
Accumulated depreciation	(10,511)
Net book value	$0

Note 6.     Intangible Assets

Intangible assets consist of product development and website development costs of $336,060. At the end of 2007 the Company determined that the value of these assets was impaired and wrote off the entire balance. With the Company's history of losses and the uncertainties in financing its ongoing operations, there is no assurance that the products can be successfully brought to market.

Note 7.     Notes Payable to Related Parties

           The notes payable of $222,000 at June 30, 2008 are due to an officer and director of the Company, Marian Munz and his wife Tunde Munz.  These notes are convertible, at the option of the note holder, into common and preferred shares of Media Sentiment, Inc at a price of $0.01 per share, subject to adjustment for splits and reverse splits.

Note 8.     Business Combination

On May 17, 2007, the Company entered into an Agreement and Plan of Merger with DBI. As part of the reverse merger, each share common stock of Debut Broadcasting, Inc., a Tennessee Corporation, issued and outstanding immediately prior to the closing of the merger was converted into the right to receive one share of common stock.

MEDIA SENTIMENT, INC.
Notes to Financial Statements
June 30, 2008

Note 8.     Business Combination (continued)

           The following table shows the transfer of assets and liabilities from California News Tech as a consolidated entity to Media Sentiment Inc at December 31, 2006:

	California News Tech	Media Sentiment, Inc	Consolidating Adjustment	Consolidated Balance
Cash	0	21,153		21,153
Accounts receivable	0	15,388		15,388
Prepaid expense	0	11,300		11,300
Property and equipment	0	136		136
Product development	0	268,860		268,860
Investment in MSI	3,640	0	(3,640)	0
Intercompany account	232,792	(232,792)		0
	236,433	84,045	(3,640)	316,837

Accounts payable	0	(57,980)		(57,980)
Deferred revenue	0	(1,638)		(1,638)
Notes payable	(121,940)	(35,000)		(156,940)
Capital stock	(10,923)	(3,640)	3,640	(10,923)
Additional paid-in capiral	(1,783,500)	0		(1,783,500)
Retained earnings	1,679,931	14,213		1,694,144
	(236,433)	(84,045)	3,640	(316,837)

Revenue	(70,675)	(13,860)		(84,535)

Selling and administrative costs	429,337	14		429,351
Office and other costs	291,639	28,059		319,698
Depreciation and amortization	68,095	0		68,095
Interest income	(804)	0		(804)
	717,592	14,213		731,805

MEDIA SENTIMENT, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

Note 8.     Business Combination (continued)

California News Tech is the predecessor business of Media Sentiment Inc. On October 10, 2006 substantially all the assets and liabilities of California News Tech were transferred to Media Sentiment Inc and California News Tech ceased doing business. Therefore the revenue and expenses for California News Tech were incurred during the period from January 1, 2006 to October 10, 2006 and the revenue and expenses for Media Sentiment Inc were incurred during the period from October 11, 2006 to December 31, 2006.

On June 27, 2007, the Company filed a registration statement with the Securities and Exchange Commission with the respect to the issued and outstanding shares of common stock for the purpose of completing a spin-off of the Company by transferring all of the shares of common stock to shareholders of record of California News Tech as of April 20, 2007. We anticipate completing the spin-off during the third quarter of 2008.

As part of the reverse merger, the Company also entered into a Post-Merger Operating Agreement in which the Company and DBI agreed to operate their respective businesses separately.  Moreover, as part of this Post-Merger Operating Agreement, DBI agreed that if for any reason California News Tech is unable to register the Media Sentiment Inc. shares, that DBI would sell its Media Sentiment Inc shares to California News Tech's former president and director, Marian Munz, for $1.00. As a consequence, MSI has and will continue to operate completely separate from DBI effective as of the date of the reverse merger.

At the closing of the reverse merger, the Company received $100,000. $32,000 remains in escrow; the balance has been used for working capital.

Note 9.     Share Capital

At June 30, 2008, the Company’s authorized share capital consists of 100,000,000 shares at $0.001 par value and 10,000,000 at $0.001 par value preference shares authorized. At June 30, 2008 there were 3,640,440 common shares and no preference shares issued and outstanding.

Note 10.     Stock Option Plans and Warrants

The Company has no stock option plans. The Company has no warrants authorized.

MEDIA SENTIMENT, INC.
Notes to Financial Statements
June 30, 2008

Note 11.     Income Taxes

The tax effect of significant temporary differences representing future tax assets and future tax liabilities has been fully offset by a valuation allowance.  The Company has determined that realization is uncertain and therefore a valuation allowance has been recorded against this future income tax asset.

As of June 30, 2008, the Company had a net operating loss carry-forward for U.S. federal income tax purposes of approximately $603,000.  The federal net operating loss carry-forward, if not utilized, will expire beginning in 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$205,000
Valuation allowance	(205,000)
Net deferred tax asset	$0 .

Note 12.     Commitments and Contingencies

At June 30, 2008, the State of California Employment Development Department was engaged in an audit of the Company’s personnel records.  The Employment Development Department has made a determination that the Company owes $17,000 in payroll taxes. This amount was paid in July of 2008. The Company disagrees with this determination and has appealed.

The Company rents its office space on a month-to-month basis.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Our Business

Overview

We own and operate an online news media analysis research service. The service is called MediaSentiment™ and quantifies qualitative press coverage, or what we refer to as Media Sentiment®. The central premise behind MediaSentiment™ is that media reports about the American economy in general and about specific, publicly traded companies contain important information which can be quantified, graphed, and presented to our customers in a manner that helps them understand media sentiment in order to make more informed decisions related to it. This can benefit our customers as they interpret and track the potential impact of media sentiment on the overall financial markets and as it may affect particular companies.

Our MediaSentiment™ research product assists our customers in quickly understanding the cumulative sentiment reflected in media reports. Our proprietary tracking software quickly scans available media reports for key words and provides an assessment as to whether the overall tone of the news story is positive, negative, or neutral.

Currently, our operations are substantially suspended and we have no current significant marketing campaigns for our product and, if we do not obtain financing, we will be forced to pursue other business opportunities.

Products and Services

More and more people are trading stocks by using online brokerage accounts. These investors and traders have the ability to press on a submit button and execute trades within seconds. Also, these online investors and traders have access to real time news coming directly from the publicly traded companies the moment they report their material events. We believe that there is a need for online management tools capable of processing the news and information at these online speeds.

We have created the Media Sentiment® Pro package by bundling Heads Up™, Upper Hand™ and Big Movers™.We believe that MediaSentiment Pro is a unique product which adds value to the online financial information market.

We use external data providers for the data necessary to produce the Upper Hand™ and Big Movers™ signals. We use the data from Reuters MetaStock and QuoteCenter platforms for the algorithms used to determine the Upper Hand™ signals. We use data from Knobias, Inc. for the algorithms used to determine the BigMovers™ signals.

We have been successful at introducing our tools to early adopters via direct marketing activities. We have not had the necessary capital so far to market our new products in such a way that would allow us to gain sufficient market share to bring the company to profitability.

Our intent is to bring the company to profitability during the following twelve months through additional financing of the marketing and sales activities. We will need to finance the marketing and sales activities through a combination of sales, strategic partnerships and external financing. External financing sources might include additional lines of credit or additional investments in the company.  We will also continue to market the products directly to our target market via online or offline direct marketing activities.

We generate recurring revenues from direct subscriptions to the MediaSentiment Pro product and from the MetaStock add-on product. MSI is currently conducting very limited marketing and sales operations. The majority of the sales of MediaSentiment Pro subscriptions at this time are sales of the add-on product. Currently, MSI has no new significant marketing campaigns for its product based on the financial condition of the company. If we are able to obtain necessary financing we may be able to enter into a new marketing and distribution arrangements and may be able to develop new advertising and direct marketing campaigns. However, no such assurance can be given that we will be able to obtain financing or enter into any new contracts.

Based on the operational developments described above and the lack of financing, management is currently evaluating our business. We will not be able to continue in the business of selling Media Sentiment® until we obtain financing. If we are unable to obtain financing, we will be forced to continue other business opportunities. The management believes that it could continue a significantly lower level of operations for up to 12 months. These minimal operations would be financed either by lines of credit obtained from commercial banks or from Marian Munz, our president or his family.

Raising $1 million in equity financing would give us adequate financing for 12 months and would allow us to create a full time team and start significant marketing activities.  We estimate that the use of the $1 million in equity financing would be: 45% Marketing & Sales, 40% General and Administrative and 15% Research and Development.

Corporate Background

Our prior parent corporation, Debut Broadcasting Corporation, Inc. (“DBI”), was originally incorporated in Nevada on January 22, 1999, as NewsSurfer.com Corporation. In January 2001, it changed its name to California News Tech, and in November 2001 it shifted its business plan to focus on providing online access to news media analysis for a subscription fee. On October 31, 2006, this business operation and its assets were transferred to us as a wholly owned subsidiary under the name Media Sentiment, Inc. (“MSI” or “Media Sentiment”).

On May 17, 2007, our prior parent corporation completed a reverse merger with a private company known as Debut Broadcasting Corporation, Inc. (“Debut”), a Tennessee corporation, whereby it succeeded to the business of Debut and it changed its name to Debut Broadcasting Corporation, Inc. The intent of the merger was to create value for the shareholders of both our company and Debut. Our company received the proceeds of a debenture, the conversion of which was conditional upon the consummation of a merger such as the one which occurred with Debut.  DBI signed a $100,000 debenture with a company known as JWA Ventures. The proceeds went to us but the debenture obligations remained with DBI.  The shareholders of Debut gained liquidity in the public markets that would grant their company access to opportunities in the public markets to finance their expected growth. In anticipation of this merger, our business operations were placed in Media Sentiment, a wholly owned subsidiary of Debut, to be spun off as soon as practicable.   The pre-Merger shareholders of DBI as of April 20, 2007, the “April 20 Shareholders,” are the sole shareholders of Media Sentiment, Inc. after the spinoff.   April 20, 2007 was chosen as the record date during the negotiations leading up to the merger, so that those shareholders who pre-dated the commencement of negotiations would remain as shareholders following the spinoff. As part of the merger agreements, the parent company set aside into an escrow account the total of 3,640,650 outstanding shares. Contractually, only the pre-merger shareholders of record on April 20, 2007 received these shares.

We filed a registration statement on Form S-1/A to register the spinoff of the 3,640,650 shares. This registration statement went effective on August 12, 2008 and registered the issuance of the 3,640,650 shares of our common stock by DBI as a dividend to the April 20 Shareholders on the basis of one share of our common stock for each one share of DBI common stock. The April 20 Shareholders are considered underwriters in the offering. The spinoff is now completed and our outstanding stock consists of the 3,640,650 shares of common stock.

Critical Accounting Policies

We have included a discussion regarding our Critical Accounting Policies below, placing particular emphasis on those areas where significant levels of judgment are required and where judgments and uncertainties affecting the application of the policies and selection of estimates could result in materially different amounts being reported under different conditions or using different assumptions.

Revenue Recognition

We recognize net revenue when the earnings process is complete, as evidenced by:

▪	an agreement with the customer;
▪	delivery to and acceptance of the product by the customer has occurred;
▪	the amount of the fees to be paid by the customer are fixed or determinable; and
▪	collection of these fees is probable.

If an acceptance period is contractually provided, license revenues are recognized upon the earlier of customer acceptance or the expiration of that period. In instances where delivery is electronic and all other criteria for revenue recognition have been achieved, the product is considered to have been delivered when the customer is provided the access code to download the software from the Internet.

Because of possible price fluctuations or technology obsolescence, subscription revenue will be deferred and recorded on a monthly basis as earned. Delivery, selling or other costs billed to the customers is included in net revenue and the related delivery, selling or other costs is included in the cost of selling subscriptions.

Deferred Revenue

Deferred revenue is customer deposits for unearned subscriptions.

Product Development

Where there is reasonable assurance of recovery, development costs are capitalized. Capitalization of costs ceases when the product is available for general release to customers. Annual amortization of capitalized costs is the greater of amortization computed using the straight-line method over the remaining estimated economic life of the product or computed using the ratio of the product’s current and anticipated future gross revenue.

Results of Operations for the Three Months Ended June 30, 2008 and 2007

For the quarter ended June 30, 2008, we had revenue of $6,486 compared to revenue in the amount of $7,313 for the quarter ended June 30, 2007. The $827 decrease represented an 11% decrease in revenue, primarily attributable to the overall increase in focus on sales of our primary products and the discontinuation of marketing and sales activities for our mailing and e-mailing distribution lists, barter and product licensing activities.   The past revenues resulting from marketing and sales of our mailing and e-mailing distribution list were essentially reducing the overall costs of the marketing and sales activities of our MediaSentiment™ product.  The company decided to discontinue those activities in order to focus its remaining resources on improving and updating the main products.  The increase in revenues for the second quarter were due also to a change in the product pricing structure, from a $99.95 annual subscription fee for HeadsUp only to $49.95 per month or $480 per year in subscriptions fees for MediaSentiment Pro, with a 30 day free trial.

Of the $6,486 we earned in revenue during the quarter ended June 30, 2008, all is attributable to sales of our research product, MediaSentiment™ while $8,552 of the revenue during the second quarter of the prior year is attributable to sales of our research product, MediaSentiment™, with the offsetting credit of $1,239 attributable to the termination of sales of our mailing and e-mailing distribution lists.

Our operating expenses decreased $43,808, or 57% from $76,401 for the quarter ended June 30, 2007 to $32,593 for the quarter ended June 30, 2008. Our expenses for the quarter ended June 30, 2007 consisted of selling and marketing costs of $28,794, operating and administrative expenses of $30,807, and depreciation and amortization expense in the amount of $16,800.  Our expenses for the quarter ended June 30, 2008 consisted of selling and marketing costs of $540, operating and administrative expenses of $32,053 and depreciation and amortization expense in the amount of $0. The decrease in expenses from the second quarter of 2007 to the second quarter of  2008 reflects our significantly reduced operating activity. The decrease in depreciation and amortization expense from the second quarter of 2007 to the second quarter of  2008 was due to writing off the Product Development intangible asset at December 31, 2007

The other expenses increased from $0 in for the quarter ended June 30, 2007 to $6,158 for the quarter ended June 30, 2008. This increase is attributable to interest and finance charges..

Our net loss decreased by $39,823, or 53% from $69,088 for the quarter ended June 30, 2007 to $32,265 for the quarter ended June 30, 2008. The decrease in our net loss was primarily attributable to lower expenditures due to significantly reduced operating activity in the three months ended June 30, 2008, as compared with the same period in 2007.

Results of Operations for the Six Months Ended June 30, 2008 and 2007

For the six months ended June 30, 2008, we had revenue of $9,353 compared to revenue in the amount of $10,986 for the six months ended June 30, 2007. The $1,633 decrease represented an 15% decrease in revenue, primarily attributable to the overall decrease in marketing and sales activities and the discontinuation of marketing and sales activities for our mailing and e-mailing distribution lists, barter and product licensing activities.   The past revenues resulting from marketing and sales of our mailing and e-mailing distribution list were essentially reducing the overall costs of the marketing and sales activities of our MediaSentiment™ product.  The company decided to discontinue those activities in order to focus its remaining resources on improving and updating the main products.  The decrease in revenues for this time period were due also to a change in the product pricing structure, from a $99.95 annual subscription fee for HeadsUp only to $49.95 per month or $480 per year in subscriptions fees for MediaSentiment Pro, with a 30 day free trial.    Discontinuance of the marketing and sales activities for our mailing and e-mailing distribution list eliminated that source of revenue for the company.  The company will be reliant on revenue from the sentiment products alone.

Of the $9,353 we earned in revenue during the six months ended June 30, 2008, all is attributable to sales of our research product, MediaSentiment™ while $10,502 of the $10,986 we earned in revenue during the first six months of the prior year is attributable to sales of our research product, MediaSentiment™, with the balances attributable to rental fees for the use of our mailing and e-mailing distribution lists.

Our operating expenses decreased $101,461, or 59% from $172,692 for the six months ended June 30, 2007 to $71,231 for the six months ended June 30, 2008. Our expenses for the six months ended June 30, 2007 consisted of selling and marketing costs of $33,829, operating and administrative expenses of $105,263, and depreciation and amortization expense in the amount of $33,600.  Our expenses for the six months ended June 30, 2008 consisted of selling and marketing costs of $651, operating and administrative expenses of $70,580 and depreciation and amortization expense in the amount of $0. The decrease in expenses from the first six months of 2007 to the first six months of  2008 reflects our significantly reduced operating activity. The decrease in depreciation and amortization expense from the six months of 2007 to the first six months of  2008 was due to writing off the Product Development intangible asset at December 31, 2007

The other expenses increased from $0 in for the six months ended June 30, 2007 to $11,175 for the six months ended June 30, 2008,  $10,375 of this increase is attributable to interest and finance charges; the balance is attributable to state minimum taxes.

Our net loss decreased by $88,655, or 55% from $161,706 for the six months ended June 30, 2007 to $73,053 for the six months ended June 30, 2008. The decrease in our net loss was primarily attributable to significantly reduced operating activity in the six months ended June 30, 2008, as compared with the same period in 2007.

Based upon the operational developments described above and the lack of financing, management is currently evaluating our business.  We will not be able to continue in the business of selling MediaSentiment™ until we obtain financing.

2008 Liquidity and Capital Resources

As of June 30, 2008, we had current assets of $47,336 and current liabilities in the amount of $362,794. This resulted in a deficit in working capital in the amount of $315,458. $222,000 of the current liabilities are owed to related parties.

There was a net increase in cash of $ 5,615 during the six months ended June 30, 2008 as compared to an increase in cash of $ 7,837 during the six months ended June 30, 2007.

Cash used by operations:
Operating activities used $ 68,385 in cash for the six months ended June 30, 2008, as compared to using $ 105,159 for the same period the previous year. Our net loss of $ 73,052, less non-cash adjustments of $ 4,667, was the primary reason for our negative operating cash flow.

Cash provided by financing activities
There were $ 74,000 net cash flows provided by financing activities during the six months ended June 30, 2008, compared to $113,000 provided by financing during the six months ended June 30, 2007. During the second quarter of 2008 and 2007 the financing was obtained by increases in notes payable to Marian and Tunde Munz, the CEO and his wife.

Cash used in investing activities:
The Company did not use cash for investing activities during the six months ending June 30, 2008 and 2007.

MSI currently faces a multitude of problems which have a significant impact on our operations. These problems each stem from a lack of financing and are interrelated. As a result of not having adequate financing for sales and marketing activities we have not been able to generate significant revenues. In addition, if we are not able to obtain adequate financing we will not be able to engage in any future sales or marketing activities and it is unlikely that other companies will be willing to offer our products to their user base. We will not be able to continue in the business of selling Media Sentiment® until we obtain financing. If we are unable to obtain financing, we will be forced to continue other business opportunities.

Management believes that it could continue a significantly lower level of operations for up to 12 months. These minimal operations would be financed either by lines of credit obtained from commercial banks and from Marian Munz, our president or his family. Raising adequate equity financing would allow us to create a full time team and start significant marketing activities.  We estimate that the use of the $1 million in equity financing would be: 45% Marketing & Sales, 40% General and Administrative and 15% Research and Development.

If we are unable to obtain financing, we will be forced to continue other business opportunities. If we are forced to consider other business opportunities, we intend to seek out opportunities in the business services related industry in which we have some experience.  However, it is impossible to predict the nature of business opportunity in which Media Sentiment, Inc. may participate in the future.  As of this date, we have not searched out any such opportunity.   We may be forced to enter an industry in which we do not already participate to continue as a going concern.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. However, the business has experienced recurring operating losses since inception. We have a significant working capital deficit and our continued existence is dependent upon our ability to increase operating revenues and/or raise money from equity and debt financing. For these reasons our auditors have raised substantial doubt in their audit report of our ability to continue as a going concern.

Off Balance Sheet Arrangements

As of June 30, 2008, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Marian Munz, and our Chief Financial Officer, William White.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Media Sentiment, Inc.

Date:	November 19, 2008

By: /s/ Marian Munz Marian Munz Title: Chief Executive Officer and Director