Form 10-Q
period 2008-09-30
Media Sentiment Inc.
filed 2008-11-19
CIK 1396348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,640,650 common shares as of September 30, 2008.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited);
F-2	Statements of Operations for the three and nine months ended September 30, 2008 and 2007 (unaudited);
F-4	Statement of Stockholders’ Equity (Deficit) for period from December 31, 2006 to September 30, 2008 (unaudited);
F-5	Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited);
F-6	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

MEDIA SENTIMENT, INC.
Balance Sheets

ASSETS	September 30, 2008 (unaudited)	December 31, 2007 (audited)
Current assets:
Cash	$1,373	$7,421
Accounts receivable	34,500	32,000
Prepaid expenses	1,400	3,800
	37,273	43,221

Product development, net of amortization	0	0

	$37,273	$43,221

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$103,967	$125,627
Accounts payable - related party	35,782	12,000
Notes payable to related parties	241,000	148,000
	380,749	285,627

Stockholders’ deficit
Common stock	3,640	3,640
Additional paid-in capital	1,978,880	1,978,880
Accumulated deficit	<2,325,996>	<2,224,926>
	<343,476>	<242,406>

	$37,273	$43,221

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
Statements of Operations (unaudited)
For the Three Months ended September 30, 2008 and 2007

	Three months ending
	September 30, 2008		September 30, 2007

Revenue		$5,499		$1,227

Expenses
Selling and administrative costs		1,226		6,305
Office and other operating costs		25,903		19,889
Depreciation and amortization		0		16,800
		27,129		42,994

Net operating loss	<21,630>		<41,767>

Other expense
Taxes on income
Interest expense		6,388		0
		6,388

Net loss	$	<28,018>	$	<41,767>

Basic net loss per share	$	<0>	$	<0.01>

Shares used in basic net loss per share calculation		3,640,440		3,640,440

Non-cash stock-based employee compensation included in selling and administrative costs		$0		$0

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
Statements of Operations (unaudited)
For the Nine Months ended September 30, 2008 and 2007

	Nine months ended
	September 30, 2008		September 30, 2007

Revenue		$14,852		$12,214

Expenses
Selling and administrative costs		1,877		59,965
Office and other operating costs		96,484		105,322
Depreciation and amortization		0		50,400
		98,360		215,687

Net operating loss	<83,508>		<203,474>

Other expense
Taxes on income		800		0
Interest expense		16,762		0
		17,562		0

Net loss	$	<101,070>	$	<203,474>

Basic net loss per share	$	<0.03>	$	<0.06>

Shares used in basic net loss per share calculation		3,640,440		3,640,440

Non-cash stock-based employee compensation included in selling and administrative costs		$0		$0

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
Statement of Stockholders' Equity (Deficit) (unaudited)

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2006	3,640,440	$10,923	$1,783,500	$1,694,144	$100,279

Par value adjustment		(7,283)	7,283		0

Sale of debenture			66,156		66,156

Contribution to capital			121,941		121,941

Net loss for the year ended December 31, 2007				(530,782)	(530,782)

Balance, December 31, 2007	3,640,440	$3,640	$1,978,880	$(2,224,926)	$(242,406)

Net loss for the quarter ended March 31, 2008				(40,788)	(40,788)

Ending balance March 31, 2008	3,640,440	$3,640	$1,978,880	$(2,265,714)	$(283,194)

Net loss for the quarter ended June 30, 2008				(32,264)	(32,264)

Ending balance June 30, 2008	3,640,440	$3,640	$1,978,880	$(2,297,978)	$(315,458)

Net Loss for the quarter ended				(28,018)	(28,018)

Ending balance September 30, 2008	3,640,440	$3,640	$1,978,880	$(2,325,996)	$(343,476)

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
Statements of Cash Flows (unaudited)

	Nine months ending:
	September 30, 2008	September 30, 2007
Cash flow from operations:	$ <101,070>	$ <203,474>
Net loss
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization		50,400
Change in accounts receivable	<2,500>	<16,612>
Change in prepaid expenses	2,400	7,500
Change in accounts payable	2,122	<20,193>
Change in deferred revenue		<1,638>
Total adjustments	2,022	19,457
Cash used by operations	<99,048>	<184,017>

Cash provided by financing activities:
Proceeds from Notes Payable	93,000	113,000
Proceeds from sale of Debenture		66,156
Cash provided by financing activities:	93,000	179,156

Net decrease in cash	<6,048>	<4,861>

Cash at the beginning of the period	7,421	21,154

Cash at the end of the period	$1,373	$16,293

Supplemental cash flow information:

Interest paid	$7,776	0
Income taxes paid	0	0

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
Notes to Financial Statements
September 30, 2008

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
September 30, 2008

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

Interim Financial Reporting

The Company's interim financial statements have been prepared, without audit, in accordance with generally accepted accounting principles and are consistent with the presentation and disclosures in the audited financial statements and notes thereto for the year ended December 31, 2007.

MEDIA SENTIMENT, INC.
Notes to Financial Statements
September 30, 2008

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

Note 3.     Going Concern and Liquidity

Without raising additional capital the Company will not continue operations.  Historically, the Company has incurred significant losses and negative cash flows from operations.  As of September 30, 2008, the accumulated deficit was $ 2,325,996 and the negative working capital was  $ 343,476. The negative working capital includes $ 241,000 in current notes payable owed to related parties. The Company plans to fund operations through private placements and a public offering.  There is no assurance that these sources of capital will available to the Company in the future.

MEDIA SENTIMENT, INC.
Notes to Financial Statements
September 30, 2008

Note 4.     Basic and Fully-diluted Net Loss per Common Share

Basic net loss per common share is computed based on 3,640,440 shares issued and outstanding at June 30, 2008. Fully-diluted net loss per common share is anti-dilutive and is not reported.

	September 30, 2008	September 30, 2007
Basic net loss per common share for the three month period:	$(0.00)	$(0.01)
Basic net loss per common share for the nine month period:	$(0.03)	$(0.06)

Note 5.     Equipment

Equipment consists of the following:

	September 30, 2008	September 30, 2007
Computer equipment	$10,511	$10,511
Accumulated depreciation	(10,511)	(10,511)
Net book value	$0	$0

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

Note 7.     Notes Payable to Related Parties

           The notes payable of $241,000 at September 30, 2008 and $148,000 at September 30, 2007 are due to an officer and director of the Company, Marian Munz and his wife Tunde Munz. These notes are convertible, at the option of the note holder, into common and preferred shares of Media Sentiment, Inc at a price of $0.01 per share, subject to adjustment for splits and reverse splits. During the fourth quarter of 2008, Mr. and Mrs. Munz increased their lending to Media Sentiment Inc to $251,000.

MEDIA SENTIMENT, INC.
Notes to Financial Statements
September 30, 2008

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
September 30, 2008

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

Note 9.     Share Capital

At September 30, 2008, the Company’s authorized share capital consists of 100,000,000 shares at $0.001 par value and 10,000,000 at $0.001 par value preference shares authorized. At September 30, 2008 there were 3,640,440 common shares and no preference shares issued and outstanding.

Note 10.     Stock Option Plans and Warrants

The Company has no stock option plans. The Company has no warrants authorized.

MEDIA SENTIMENT, INC.
Notes to Financial Statements
September 30, 2008

Note 11.     Income Taxes

The tax effect of significant temporary differences representing future tax assets and future tax liabilities has been fully offset by a valuation allowance.  The Company has determined that realization is uncertain and therefore a valuation allowance has been recorded against this future income tax asset.

As of December 31, 2007, the Company had a net operating loss carry-forward for U.S. federal income tax purposes of approximately $ 530,000.  The federal net operating loss carry-forward, if not utilized, will expire in 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2007
Deferred tax asset attributable to:
Net operating loss carryover	$180,200
Valuation allowance	(180,200)
Net deferred tax asset	$0

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

Results of Operations for the Three Months Ended September 30, 2008 and 2007

For the quarter ended September 30, 2008, we had revenue of $5,499 compared to revenue in the amount of $1,227 for the quarter ended September 30, 2007. The $4,272 increase in revenue is primarily attributable to the overall increase in focus on sales of our primary products and the discontinuation of marketing and sales activities for our mailing and e-mailing distribution lists, barter and product licensing activities.   The past revenues resulting from marketing and sales of our mailing and e-mailing distribution list were essentially reducing the overall costs of the marketing and sales activities of our MediaSentiment™ product.  The company decided to discontinue those activities in order to focus its remaining resources on improving and updating the main products.  The increase in revenues for the third quarter were due also to a change in the product pricing structure, from a $99.95 annual subscription fee for HeadsUp only to $49.95 per month or $480 per year in subscriptions fees for MediaSentiment Pro, with a 30 day free trial.

Of the $5,499 we earned in revenue during the quarter ended September 30, 2008, all is attributable to sales of our research product, MediaSentiment™ while $1,399 of the revenue during the third quarter of the prior year is attributable to sales of our research product, MediaSentiment™, with the offsetting credit of $172  attributable to the termination of sales of our mailing and e-mailing distribution lists.

Our operating expenses decreased $15,865 from $42,994 for the quarter ended September 30, 2007 to $27,129 for the quarter ended September 30, 2008. Our expenses for the quarter ended September 30, 2007 consisted of selling and administrative costs of $6,305, office and other operating costs of $19,889, and depreciation and amortization expense in the amount of $16,800.  Our expenses for the quarter ended September 30, 2008 consisted of selling and administrative costs of $1,226, and office and other operating costs of $25,903.  . The decrease in expenses from the third quarter of 2007 to the third quarter of 2008 reflects our significantly reduced operating activity. The decrease in depreciation and amortization expense from the quarter of 2007 to the third quarter of 2008 was due to writing off the Product Development intangible asset at December 31, 2007.

The other expenses increased from $0 in for the quarter ended September 30, 2007 to $6,388 for the quarter ended September 30, 2008.  This increase is attributable to interest and finance charges.

Our net loss decreased by $20,137 from $41,767 for the quarter ended September 30, 2007 to $21,630 for the quarter ended September 30, 2008. The decrease in our net loss was primarily attributable to lower expenditures due to significantly reduced operating activity in the three months ended September 30, 2008, as compared with the same period in 2007.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

For the nine months ended September 30, 2008, we had revenue of $14,852 compared to revenue in the amount of $12,214 for the nine months ended September 30, 2007. The decrease in revenue is primarily attributable to the overall decrease in marketing and sales activities and the discontinuation of marketing and sales activities for our mailing and e-mailing distribution lists, barter and product licensing activities.   The past revenues resulting from marketing and sales of our mailing and e-mailing distribution list were essentially reducing the overall costs of the marketing and sales activities of our MediaSentiment™ product.  The company decided to discontinue those activities in order to focus its remaining resources on improving and updating the main products.  The decrease in revenues for this time period were due also to a change in the product pricing structure, from a $99.95 annual subscription fee for HeadsUp only to $49.95 per month or $480 per year in subscriptions fees for MediaSentiment Pro, with a 30 day free trial.    Discontinuance of the marketing and sales activities for our mailing and e-mailing distribution list eliminated that source of revenue for the company.  The company will be reliant on revenue from the sentiment products alone.

Of the $14,852 we earned in revenue during the nine months ended September 30, 2008, all is attributable to sales of our research product, MediaSentiment™ while $11,901 of the $12,214 we earned in revenue during the first nine months of the prior year is attributable to sales of our research product, MediaSentiment™, with the balances attributable to rental fees for the use of our mailing and e-mailing distribution lists.

Our operating expenses decreased $117,327 from $215,687 for the nine months ended September 30, 2007 to $98,360 for the nine months ended September 30, 2008. Our expenses for the nine months ended September 30, 2007 consisted of selling and administrative costs of $59,965, office and other operating costs of $105,322, and depreciation and amortization expense in the amount of $50,400.  Our expenses for the nine months ended September 30, 2008 consisted of selling and administrative costs of $1,887, and office and other operating costs of $96,484.  The decrease in expenses from the first nine months of 2007 to the first nine months of 2008 reflects our significantly reduced operating activity. The decrease in depreciation and amortization expense from the nine months of 2007 to the first nine months of 2008 was due to writing off the Product Development intangible asset at December 31, 2007

The other expenses increased from $0 in for the nine months ended September 30, 2007 to $17,562 for the nine months ended September 30, 2008,  $16,762 of this increase is attributable to interest and finance charges; the balance is attributable to state minimum taxes.

Our net loss decreased by $102,404, from $203,474 for the nine months ended September 30, 2007 to $101,070 for the nine months ended September 30, 2008. The decrease in our net loss was primarily attributable to significantly reduced operating activity in the nine months ended September 30, 2008, as compared with the same period in 2007.

Based upon the operational developments described above and the lack of financing, management is currently evaluating our business.  We will not be able to continue in the business of selling MediaSentiment™ until we obtain financing.

2008 Liquidity and Capital Resources

As of September 30, 2008, we had current assets of $37,273 and current liabilities in the amount of $380,749. This resulted in a deficit in working capital in the amount of $343,476. $241,000 of the current liabilities are owed to related parties.

Cash used by operations:
Operating activities used $30,663 in cash for the three months ended September 30, 2008, as compared to using $78,854 for the same period the previous year. Our net loss of $28,108 was the primary reason for our negative operating cash flow for the three months ended September 30, 2008.

Operating activities used $99,048 in cash for the nine months ended September 30, 2008, as compared to using $184,017 for the same period the previous year. Our net loss of $101,070 was the primary reason for our negative operating cash flow for the nine months ended September 30, 2008.

Cash provided by financing activities
There were $19,000 net cash flows provided by financing activities during the three months ended September 30, 2008, compared to $66,156 provided by financing during the three months ended September 30, 2007. During the third quarter of 2008 and 2007 the financing was obtained by increases in notes payable to Marian and Tunde Munz, the CEO and his wife.

There were $93,000 net cash flows provided by financing activities during the nine months ended September 30, 2008, compared to $179,156 provided by financing during the nine months ended September 30, 2007. During the nine months ended 2008, the financing was obtained by increases in notes payable to Marian and Tunde Munz, the CEO and his wife.

Cash used in investing activities:
The Company did not use cash for investing activities during the three months ending September 30, 2008 and 2007.

The Company did not use cash for investing activities during the nine months ending September 30, 2008 and 2007.

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

If we are unable to obtain financing, we will be forced to continue other business opportunities. If we are forced to consider other business opportunities, we intend to seek out opportunities in the business services related industry in which we have some experience.  However, it is impossible to predict the nature of business opportunity in which Media Sentiment, Inc. may participate in the future.  As of this date, we have not searched out any such opportunity.   We may be forced to enter an industry in which we do not already participate to continue as a going concern

Going Concern

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

Off Balance Sheet Arrangements

As of September 30, 2008, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Marian Munz, and our Chief Financial Officer, William White.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On August 12, 2008, the registration statement filed on Form S-1 (Commission file number 333-144101) was declared effective by the SEC. This registration statement registered 3,640,650 in connection with a spin-off of our company to shareholders of Debut Broadcasting Corporation, Inc. (fka California News Tech) as of April 20, 2007.  We will receive no proceeds in connection with this offering.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2008.

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

Media Sentiment, Inc.

Date:	November 18, 2008

By: /s/ Marian Munz Marian Munz Title: Chief Executive Officer and Director