Form 10-K
period 2008-12-31
Media Sentiment Inc.
filed 2009-04-15
CIK 1396348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-144101

Media Sentiment, Inc.
(Exact name of registrant as specified in its charter)
Nevada	20-5740705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 Van Ness Ave., Suite 406-407, 4th Floor San Francisco, CA	94109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (415) 861-3421

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]       No [  ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  3,640,650 as of March 23, 2008

 PART I

Item 1.   Business

Company Overview

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

Our business plan is to generate income by promoting and marketing our MediaSentiment™ research product to customers, but we have not been successful in this endeavor to date.  We had a net loss of $134,030 for the year ended December 31, 2008, and a history of losses from our business operations since our inception, including the period of time prior to the transfer of business operations from our parent company when we were known as California News Tech.  As of December 31, 2008, we had $7,515 in current assets, and current liabilities in the amount of $375,536.  Accordingly, we had a working capital deficit of $368,021 as of December 31, 2008. Currently, our operations are substantially suspended and we have no current significant marketing campaigns for our product and, if we do not obtain financing, we will be forced to pursue other business opportunities.

Our Business

We believe that there have been dramatic qualitative and quantitative changes in media reporting over the last decade, driven in part by the Internet. Persons interested in media reports now have a variety of options and vast stores of information to negotiate. For frequent users of media reports, such as active stock market traders, the processing and assimilation of data has become much more complex. Also, with the advent of online trading and Electronic Communication Networks (ECN) that enable trading directly, the speed at which investors and traders may need to make decisions has increased dramatically as well.

Our business model relies on our capability to give customers near real-time measurement and trend analysis of the media sentiment regarding the public companies they may wish to track. We believe customers are interested in media sentiment because they believe that media sentiment either reflects public sentiment, drives public sentiment, or both, and that public sentiment affects the general economy and particular companies. We create our research product, MediaSentiment™, by using our computer systems to search the Internet for publicly available media reports about publicly traded companies. Our computer systems are comprised of equipment we have purchased in addition to equipment that we lease from our internet service providers, Speakeasy, Inc. and Godaddy.com, Inc. We use proprietary Internet search engine technology that is focused on searching strictly news and publicly traded corporate websites. We do not pay to access any news sites; our searches are restricted to information available for free to the public. Our computer systems analyze the news reports published on the Internet using our proprietary software to measure the sentiment. Our MediaSentiment™ trend system measures sentiment by searching each media report for certain key words and phrases that we have previously identified both as significant to determining sentiment and as indicative of either positive or negative sentiment. By quantifying the number of words or phrases in a media report that indicate positive or negative sentiment, we then classify each report as positive, negative or neutral. Next we total the number of each of the positive, negative and neutral reports and then calculate the percentage each category represents of the overall media coverage for the requested period of time. The results are then displayed graphically for the benefit of our customers on our password protected website. Our computers have been collecting and analyzing media reports since June of 2002, which allows us to present both historical and current information so that our customers can also observe any trends. Our system further allows our customers to access the source media reports and abstracts of the source reports, which we access and prepare should they wish to review any of the media reports that underlie our graphs. Because we do not access any fee-charging media sources, neither we nor our customers have any additional costs associated with accessing the source reports.

HeadsUp, another feature of our MediaSentiment™ research product, attempts to forecast the effects of the media sentiment resulting from the earnings release reports of publicly traded companies on the company’s stock price on the trading day following the reports. HeadsUp presents users with an easy to use graphical interface, displaying thumbs up and thumbs down assessments of the media sentiment. These assessments are strictly an analysis of the cumulative media sentiment of earnings releases of the publicly traded companies and are not buy or sell recommendations for the specific stocks. They are meant to help users make a faster and better buy or sell decision by providing information in real time manner. These thumbs up and thumbs down recommendations are generated automatically by our computer systems.

We have developed a new product named MediaSentiment Pro which adds two additional features to complement the HeadsUp feature found in MediaSentiment™:

1.
MediaSentiment UpperHand™ performs a correlation analysis automatically with two selected technical indicators that indicate buy/sell market pressures and presents to users the stock symbols of companies who meet the selected criteria.

2.	MediaSentiment BigMovers™ performs a correlation analysis automatically between Wall Street’s analysts’ estimates versus the actual earnings per shares that selected companies report.

MediaSentiment Pro is a unique product which enables traders and investors to rapidly receive an estimate of the impact of the sentiment regarding the earnings press release, combined with buy/sell market pressures as determined by selected technical analysis indicators. All this is done in near real-time and presented in a proprietary, easy to use and understand graphical user interface, which literally gives users a thumbs up or thumbs down on selected stocks:

▪	HeadsUp symbols are indicated by one thumb up or one thumb down

▪	UpperHand symbols are indicated by two thumbs up or two thumbs down

▪	BigMovers symbols are indicated by three thumbs up or three thumbs down

We have also developed a product MediaSentiment for MetaStock that integrates Media Sentiment indicators into a traditional technical analysis platform through a partnership with MetaStock, a Reuters product. This new product enables users to see historical charts of the correlations of media sentiment indicators with stock price, trading volume, and other technical analysis indicators. It also enables users to receive aHeadsUp and UpperHand signals on the charts in near real-time. We have signed distribution and marketing agreements with Equis International, a division of Reuters and the makers of MetaStock. Under the terms of the Marketing Agreement (Exhibit 10.5), we are granted the right to market the MetaStock products and receive royalties based on sales volume. Under the terms of the Distribution Agreement (Exhibit 10.6), Equis International is granted the right to market our products and receive commissions for its sales.

Based on our research, we believe that the quantifying of Media Sentiment® and integrating that quantification into a traditional technical analysis is a new and innovative idea which has the potential to increase the capabilities of technical analysts who currently rely heavily on stock price and volume as indicators

Another component of our MediaSentiment™ system is the newsletter, E-motions. We developed the newsletter to explore case studies highlighting the relationship between big price moves in MediaSentiment™ featured stocks, news coverage, and investor sentiment.

We have stopped the beta testing of the product code named Distiz.com that we announced previously for lack of funds. We will consider re-starting development of this product at a later date.

On October 10, 2007 we signed Application Programming Interface (API) development and marketing agreements with optionsXpress, Inc.  These agreements allow us to use optionsXpress, Inc.’s API technology. This API technology was developed by optionsXpress, Inc. The agreements renew automatically on a yearly basis, unless one of the parties gives a 30 day written notice. We developed the implementation of this API module into MediaSentiment Pro platform. We believe that optionsXpress, Inc. users may be able to benefit from the information that MediaSentiment Pro provides. The marketing agreement allowed us to receive a royalty-free, worldwide right to use, display, copy, and reproduce the optionsXpress, Inc. and Xpresstrade, LLC trademarks solely in connection with promotion of optionsXpress, Inc. and Xpresstrade,

LLC on the Media Sentiment, Inc.  website and pursuant to the terms of the Agreement. Both parties agreed to work in good faith to provide educational information through online seminars or other means, the content of which shall be subject to the prior review and written approval of a principal of optionsXpress.

On November 6, 2007 we signed Application Programming Interface (API) development and marketing agreements with T2 API Technologies, LLC, a Delaware limited liability company, affiliate of TD AMERITRADE, Inc. The API agreement allows us to use real time financial data from TD AMERITRADE, Inc. to integrate with MediaSentiment Pro products. This API technology was developed by T2 API Technologies, LLC. We developed the implementation of this API module into MediaSentiment Pro platform. We believe that TD AMERITRADE, Inc. users may be able to benefit from the information that MediaSentiment Pro provides. The marketing agreement allows us to receive a royalty-free, worldwide right to use, display, copy, and reproduce the TD Ameritrade, Inc.  trademarks solely in connection with promotion of TD Ameritrade, Inc. on the Media Sentiment, Inc.  website and pursuant to the terms of the Agreement. Both parties agreed to work in good faith to advertising and market the integrated product, including advertising on both companies’ websites of the content which shall be subject to the prior review and written approval of a principal of TD Ameritrade, Inc.

On January 30, 2008, we signed a Syndication License Agreement with InvestorIdeas.com. The agreement allowed us to distribute to the InvestorIdeas.com network of web sites a version of the MediaSentiment Pro product in such a way that we can share advertising space with our partner web sites. As of the date of this Annual Report,this agreement reached the end of its term and has been terminated.  It was not renewed.

We have developed a new system called Media Sentiment Limits™ and released it to the public during the month of October 2008. Media Sentiment Limits calculates two sets of stop limits based on statistical analysis of previous performance and presents those stop limits in real time to the user. These stop limits are for informational purposes and are not intended to be a trading method or system. With Media Sentiment Limits we provide the media sentiment alerts for free and charge a monthly fee of $99.95 if users sign up to receive the values of the limits. We allow a 30 day free trial for all users and only after the trial period expires we charge the monthly fee on a recurring basis.

Strategy

Our strategy is to further develop the first MediaSentiment™ system to offer more powerful search capabilities and cover more news sources and public companies. We are currently in discussions with several web-development and programming companies to determine which company is best suited to expand our software to encompass a wider range of news sources and public companies. We are currently scanning news sources for public companies trading on NYSE and NASDAQ.   According to our internal reports, for the year ending December 31, 2007 the company has given media sentiment for: 2,401 HeadsUp sentiment measurements, 3,179 UpperHand sentiment measurements and 323 BigMovers sentiment measurements.  For the year ending December 31, 2008 the company has given media sentiment for: 2,046 Media Sentiment Limits, 875 HeadsUp sentiment measurements, 901 UpperHand sentiment measurements and 40

BigMovers sentiment measurements. Each sentiment measurement represents a single company.  We anticipate that in the future, a single company may receive multiple sentiment measurements or more than one product component.  We anticipate that future versions of MediaSentiment™ will increase the number of news sources which will be interrogated by our search engine, seek to implement more user-friendly tools to enhance the performance of the product, and improve and further develop the trend graphs.

We had hoped to develop eSibyl.com, an easy-to-use, easy-to-customize, issue-oriented search product to media outlets about the information that is critical to them in near real time, and market the product as such. Unfortunately, we have stopped the development of the product eSibyl.com that we announced previously for lack of funds. We will consider re-starting development of this product at a later date.

Our existing business plan entails continuing to market these products through strategic partnerships, direct marketing, and advertising to online traders/investors. Our initial target market for our products is the financial users’ community and, more specifically, online investors. We believe that the online investor relies on the Internet as a primary news provider for research and investment decision making processes and that these investors are unable to independently analyze the sheer volume of information available through the Internet. In addition to our existing marketing partnership with Equis International, we intend to reach online investors by purchasing email lists from email brokers and sending direct marketing emails to online investors; and by purchasing online advertising on search engines and other relevant web sites.

The field of sentiment analysis has evolved in recent years as more individuals and institutions have begun to recognize the potential impact of this new technology. New studies have indicated the merits of the sentiment analysis of the news media in general, and earnings press releases in particular, for the investment market segment. In January of 2006, the Federal Reserve Bank of St. Louis published a research paper titled Beyond the Numbers: An Analysis of Optimistic and Pessimistic Language in Earnings Press Releases. Among other things, the report concludes: “We find a significant market response to the levels and unexpected amounts of optimistic and pessimistic language in earnings press releases after controlling for other factors known to influence the market response to the announcement of earnings per se. These results suggest that market participants consider at least some portion of optimistic and pessimistic language usage in earnings press releases to be credible.”

Since we began developing our technology, other firms have seen the potential need in the marketplace for technologies capable of contributing to investment/trading decisions through sentiment analysis. While these firms have developed and may develop technology and software that function in a similar fashion to ours, we are differentiated in the marketplace by having Media Sentiment our registered trademark and our patent-pending technology.

We see the increased attention to this field as a strong indicator of market potential. We welcome the expansion of this new sector, and we believe that our technology is well-differentiated and has a unique target market.

Following are the significant players in this new field of sentiment analysis:

▪
Progress Software Corporation (NASDAQ: PRGS) provides application infrastructure software for the development, deployment, integration and management of business applications. Progress Software released Apama Event Store in 2006. Their market focus is on corporations, such as investment banks and hedge funds. Progress Software markets Apama EventStore as a real-time event data store and replay facility that enables the back testing of algorithmic trading strategies on historical data.

▪
Corpora Software is a trading company of Corpora plc. Corpora plc is a UK public company. Corpora Software released a product called Sentiment, which purports to use natural language processing to read news articles and to determine if coverage is positive, negative or neutral. This product seems to focus on the Public Relations industry and not on the financial sector. However, from their general description, it seems that the product could be adapted to read and analyze the sentiment resulting from financial news articles.

▪
ComMetric Ltd., a UK company, provides Qualitative Media Analysis and Influencer Network Analysis. They plan to bring products to market in 2007, including CommEq which isolates, explains, and predicts the impact of media coverage on financial assets. CommEq wants to apply numerical approaches to correlate media output, corporate reputation, and financial prices.

▪
Reuters revealed in 2006 it that it had produced a system that allowed computers to read news stories and then to trade on the back of them. Reuters started to provide black box trading systems to hedge funds based on algorithms that could read and interpret words in news articles as part of the decision making process.

▪
Monitor110 develops products to enable Institutional Investors to access, analyze, and monetize Internet information. The beta version of the company’s technology is based on a conceptual or semantic search rather than keyword search. The conceptual search results are prioritized relative to key events in industry news. Monitor110 is currently focused on hedge funds.

Property and Equipment

Our principal offices are located at 825 Van Ness Ave., Suite 406-407, 4th Floor San Francisco, CA.

We utilize computer equipment, which we purchased for $10,511, to run our proprietary software, search the internet for media sentiment indicators, analyze search results, and provide results to our clients. We also lease additional computers as well as internet bandwidth from our internet service provider to operate our business.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Research and Development

We have conducted all of our research and development activities thus far through independent contractors and anticipate continuing our current efforts in market research and development in like fashion. As part of this process, we will continuously survey the online investor community to gain an understanding of investors’ likes and dislikes. Based upon this feedback, we will likely consider the merits of offering additional products and services.

Our contracts with the independent contractors specify that they provide “work for hire” and contain restrictions with regards to confidential information and services to our competitors, if any.  The agreements provide that all information (pertaining to any of Company's inventions, designs, tools, equipment, unpublished written materials, plans, processes, costs, methods, systems, improvements, or other private or confidential materials) which is obtained by Contractor in the performance of Contractor's work and which is not publicly disclosed by Company shall be considered as confidential and proprietary to Company.  The terms of Contractor's assignment including the Contractor's compensation and the assignment terms of other Company's employees and the scope of Contractor's work shall be considered confidential. The agreements provide further that, Contractor shall not at any time during or after such employment, disclose such information nor the nature of the service which Contractor renders to Company, except to authorized representative of Company.  During the term of this Agreement and any renewals thereof, and for twelve (12) months after the expiration of the initial and renewal periods, Contractors agree that neither it nor any of its personnel will provide or attempt to provide, directly or indirectly, any services to any competitor of the Company.

The individuals disclosed under “Significant Employees” in the section titled “Directors, Executive Officers and Corporate Governance” are the independent contractors currently providing us with our research and development

Patents and Trademarks

We own the software that we use to create MediaSentiment™. The rights and ownership of the software were acquired at formation in 1999 through the issuance of stock to Strategic Information Technology International, Inc.

We filed a U.S. Provisional Patent Application on August 8, 2003 with the United States Patent and Trademark Office for our software. This application was assigned Serial No. 60/493,869. A provisional patent application is a short version of a patent application which is used to establish an early filing date for a regular patent application filed at a later point in time. The provisional patent application does not result in the issuance of a patent. It is the company’s obligation to file a regular patent application within a year of the provisional patent application filing date. The failure to do so will result in the provisional patent application becoming useless. We failed to file for the regular patent application prior to August 8, 2004. On September 29, 2004, we submitted another Provisional Patent Application with the United States Patent and Trademark

Office for our software. The U.S. Provisional Patent Application Serial No. is 60/599,922. On August 9, 2005, we filed the full patent application for our technology as “Method and Apparatus to Forecast Effects of Media Sentiment, application serial number 11/200,398.”

Until a decision is made regarding the award of the patent, we make use of the words “Patent Pending,” when discussing our technology. “Patent pending” means that someone has filed for a patent on an invention and is waiting to see if the patent is granted. Once the patent issues, the patent owner will stop using the phrase "patent pending" and start using a phrase such as "covered by U.S. Patent Number XXXXXXX." Inventors often mark their devices "patent pending" to deter competitors from copying the idea while the patent is under review.

During the “patent pending” period, the inventor has no rights - only the hope of future rights, which don’t commence until the patent is issued and then are effective retroaction to the date of filing. The company uses the words “patent pending” in order to warn potential copiers that if they copy the product, they may have to stop later if and when the patent issues. The patent pending period usually lasts from one to three years.

Also, in July 2006 we announced that we had received registered status by the United States Patent and Trademark Office (USPTO) for the name Media Sentiment®.

We have registered the domain names: www.MediaSentiment.com, www.aHeadsUp.com, www.anUpperHand.com, www.PublicMemory.com, www.CaliforniaNewsTech.com, www.theBigMovers.com, www.eSibyl.com and www.eSibyl.com .

Over the next twelve months we anticipate that we will seek federally registered trademarks for more of our intellectual property, including the logos associated with MediaSentiment™ and the names and logos associated with HeadsUp and Upper Hand, the thumbs up and thumbs down symbols, and the user interface for HeadsUp, but we have not done so at this time.

We have registered with the Copyright Office, the copyrights for the caption work “Stock Performance vs Sentiment - Cisco,” which is a chart plotting the stock performance along with the media sentiment at various stock performance values. The registration form TX, TX 6-159-328 was declared effective as of July 28, 2004.

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

Item 1A.  Risk Factor

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

Currently, we do not own any real estate. We are leasing our executive offices and research facility. Our principal offices are located at 825 Van Ness Ave., Suite 418, 4th Floor San Francisco, CA, 94109.

We utilize dedicated computer equipment, which we lease from Godaddy.com for $340/month, to run our proprietary software, search the internet for media sentiment indicators, analyze search results, and provide results to our clients.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

No Public Market for Common Stock

There is presently no public market for our common stock. Although we plan to apply for quotation on the OTC Bulletin Board, we have made no arrangements to do so at the present time. We can provide no assurance that our stock will be tradable at any time.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of December 31, 2008, we had 3,640,650 shares of our common stock issued and outstanding, held by 145 shareholders of record.

Dividends

We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

In the event that a dividend is declared, common stockholders on the record date are entitled to share ratably in any dividends that may be declared from time to time on the common stock by our board of directors from funds legally available.

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have created the Media Sentiment® Pro package by bundling Heads Up™, Upper Hand™ and Big Movers™. We believe that MediaSentiment Pro is a unique product which adds value to the online financial information market.

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

Results of Operations for the Twelve Months Ended December 31, 2008 and 2007

For the year ended December 31, 2008, we had revenue of $ 16,883 compared to revenue in the amount of $14,413 for the year ended December 31, 2007. The $ 2,470 increase represented an 17 % increase in revenue and it is primarily attributable to our increased co-marketing efforts.
Of the $16,883 we earned in revenue during the year ended December 31, 2008, $11,883 is attributable to subscription sales of our research product, MediaSentiment™ while $5,000 of the revenue is attributable to co-marketing of MediaSentimentTM ..

Our operating expenses decreased $ 375,867 from $ 536,780 for the year ended December 31, 2007 to $ 160,913 for the year ended December 31, 2008. Our expenses for the year ended December 31, 2007 consisted of sales and marketing expenses of $36,188, office and other operating costs of $217,183, and depreciation and amortization expense in the amount of $268,996.  Our expenses for the year ended December 31, 2008 consisted of sales and marketing costs of $2,161, and office and other operating costs of $ 158,752.  The decrease in expenses from the year of 2007 to the year of 2008 reflects our significantly reduced operating activity. The decrease in depreciation and amortization expense from the year ended 2007 to the year ended 2008 was due to writing off the Product Development intangible asset at December 31, 2007

We recorded other income of $10,000 for the year ended December 31, 2008, compared with $0 other income for the year ended December 31, 2007.  The $10,000 for the year ended December 31, 2008 resulted from a legal expense payable at December 31, 2007 being paid by another company.  The expense related to the reverse merger involving Debut Broadcasting Corporation, Inc. and California News Tech.

Our net loss decreased by $ 388,337, from $522,367 for the year ended December 31, 2007 to $ 134,030 for the year ended December 31, 2008. The decrease in our net loss was primarily attributable to significantly reduced operating activity in the year ended December 31, 2008, as compared with the same period in 2007.

Based upon the operational developments described above and the lack of financing, management is currently evaluating our business.  We will not be able to continue in the business of selling MediaSentiment™ until we obtain financing.

2008 Liquidity and Capital Resources

As of December 31, 2008, we had current assets of $ 7,515 and current liabilities in the amount of $ 375,536. This resulted in a deficit in working capital in the amount of $ 368,021. $317,511 of the current liabilities are owed to related parties.

Cash used by operations:

Operating activities used $ 107,306 in cash for the year ended December 31, 2008, as compared to using $ 192,889 for the previous year. Our net loss of $ 134,030 was the primary reason for our negative operating cash flow for the year ended December 31, 2008.

Cash provided by financing activities

There were $ 106,000 net cash flows provided by financing activities during the year ended December 31, 2008, compared to $ 179,157 provided by financing during the year ended December 31, 2007. During year ended 2008, the financing was obtained by increases in notes payable to Marian and Tunde Munz, the CEO and his wife.

Cash used in investing activities:

The Company did not use cash for investing activities during the years ended December 31, 2008 and 2007.

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

Without raising additional capital the Company will not continue operations.  Historically, the Company has incurred significant losses and negative cash flows from operations.  As of December 31, 2008, the accumulated deficit was $2,350,541 and the negative working capital was $368,021. The negative working capital includes $317,511 in current notes payable and accounts payable owed to related parties. The Company plans to fund operations through private placements and a public offering.  There is no assurance that these sources of capital will available to the Company in the future.

Off Balance Sheet Arrangements

As of December 31, 2008, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2008.

Item 9A(T).  Controls and Procedures

Evaluation of Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Marian Munz, and our Chief Financial Officer, Mr. William White.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control over Financing Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2008.

Name	Age	Position(s) and Office(s) Held
Marian Munz	52	President, Chief Executive Officer & Sole Director
William White	66	Chief Financial Officer

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Mr. Marian Munz is our Chief Executive Officer, President and sole Director. Mr. Munz held these positions with our parent company from our inception on January 22, 1999, until the date of the Merger, and has held these positions with us since our inception on October 16, 2006. Mr. Munz also serves as a consultant to MSI. Since March of 1997, Mr. Munz has also been the president of Strategic Information Technology Int’l., Inc. (“SITI”), a California company that developed software for internet based applications and provided information technology consulting services to companies such as Sun Microsystems, Apple Computer, SBC Communications and others. Mr. Munz owns 100% of SITI. However, Mr. Munz does not currently devote any of his time to the management and administration of SITI. The original Media Sentiment technology that we utilize in our business was acquired from SITI in exchange for common stock. The technology was transferred from DBI to us upon our formation. There is no current affiliation between SITI and MSI. Mr. Munz holds an M.S. in Information Systems from Golden Gate University in San Francisco.  Mr. Munz has served as a director of California News Tech.

Mr. William L. White was appointed to act as our parent company’s Chief Financial Officer on March 18, 2006, and has served as our CFO since our inception on October 16. Mr. White is a certified public accountant by the state of California. Mr. White has served as the Chief Financial Officer for Game Link, Inc., a San Francisco-based privately held internet retailer from August of 2001 until his appointment as CFO. His responsibilities included finance, accounting and human resources. Mr. White holds a Bachelor’s degree in Industrial Engineering and a Master’s degree in Business Administration, both from Stanford University, awarded in 1964 and 1968 respectively.  Mr. White has not served as a director of any public companies.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not have any employees other than our executive officers, Marian Munz and William White.  Both Marian Munz and William White devote non-paid time outside of the independent contracting parameters, with regards to their officer positions. There is no current employment agreement between the company and either Marian Munz or William White.  These persons provide the following services to the company pursuant to the independent contractor agreements: Marian Munz: Project Management & Business Analysis with regards to the development of company’s products and technology infrastructure; and, William White provides financial planning, asset valuation, bookings and record keeping, controls, audits, securities bookings and management.  As CEO and President, Mr. Munz implements the strategic goals and objectives of the Company, works with the Board of Directors regarding the Company’s philosophy, mission, and its annual goals and objectives.  He overseas human resources, community and public relations, marketing of products, and is the liaison with professionals providing services to the Company.  As CFO, Mr. White directs the Company’s financial goals, objectives, and budgets.  He supports the Company’s capital-raising strategies to support the company’s expansion.  Mr. Munz and Mr. White devote less than full-time to their duties as corporate officers; the amount of time varies week-by-week depending upon the needs of the company.  Any and all payments made to Mr. Munz and Mr. White have been for their services as independent contractors under their Independent Contractor Agreements.

The duties of Messrs Munz and White in connection with their official capacities and contractual duties may appear to overlap but the independent contractor duties are operational in nature as opposed to the officer duties, which are managerial and fiduciary in nature.  The company has agreed to compensate Messrs Munz and White for their independent contractor duties.  The company does not pay Messrs. Munz and White for serving in their officer capacities.  The distinction is subtle but exists.  For instance, Mr. White’s officer activities are principally related to reporting compliance and are separate and apart from the operational duties of maintaining the books. Mr. Munz fiduciary responsibilities to lead the company as its CEO are separate and apart from the implementation of the company’s business goals.  In other words, payment is for duties related to contractor activities that involve actually performing the work and not the direction, control and oversight at the corporate level – which are officer duties to which the company does not compensate Messrs Munz and White.

We conduct all of our business through arrangements with independent contractors, contracting with other companies, outside consultants, and service providers for technical, accounting and legal services. Our software development has thus far been accomplished by contracting with offshore firms in Romania, India, and the Ukraine for programming services.

Mr. Eric Conway (age 25) is a contract consultant and was acting as our Director of Business Development. Mr. Conway joined our company in July 2005 as part of the marketing team and has worked on the co-marketing strategic partnership programs. Before joining us in 2005, Mr. Conway was with National Able Network, a non-profit recruitment agency, where he helped organize our public relations activities. The University of Vermont awarded Mr. Conway a Bachelor of Science degree in business administration with a concentration in marketing in May 2005. Mr. Conway has not served as a director of any public companies.  Mr. Conway’s services were used on a monthly basis and are paid for on a monthly basis.  We paid Mr. Conway a total of $61,300 for his services.  Mr. Conway and the Company terminated the realtionship effective February 28, 2008.

Mr. Iulian Sirbu (age 32) is a contract consultant and is acting remotely as our Software Development Manager out of Bucharest, Romania. Mr. Sirbu has held this position since October 2005 and has been with the company since 1998. His experience spreads from stand-alone development (VisualBasic, Visual C++) through web development (Java, PHP, Perl, HTML) together with database background (MSSQL, Mysql, Oracle).  Mr. Sirbu holds a Bachelor of Science degree in Economics and Information Technology from Bucharest Academy of Economic Studies, Romania.  Mr. Sirbu has not served as a director of any public companies.  Mr. Sirbu provides services on a project by project basis, as per terms of the independent contractor agreement.  To date, we have paid Mr. Sirbu a total of $24,950 for his services.

The Company also hires software development consulting services from Mr. Dmitry Polyakov (age 23) who works remotely from Kharkov, Ukraine and systems management consulting services from Mr. George Serban (age 34) who works remotely from Bucharest, Romania.  The Company and Mr. Polyakov have entered into a new agreement effective March 13, 2008. The main compensation terms are as follows:

3. Terms of rendering services

3.1. The Contractor renders the services stipulated by item 1.1. of the Contract using the internet computer network.
3.2. The sort, amount, and nature of rendered services are defined by the Company by processing the Purchase or Work Orders, which are the essential part of the Contract, and transferring them to the Contractor before the beginning of each project.

4. Payment terms
4.1. The Contractor will issue invoices for his/her services on monthly basis.
4.2. The Company makes payments within 5 days after receiving invoice.
4.3. The Company pays all bank commissions related to sending the payments; The Contractor pays all bank commissions related to receiving the payments, if any.

5. Expenses
5.1. No travel, living, training, entertainment or other costs will be billed by or paid to the Contractor unless otherwise agreed.
5.2. The Contractor shall provide his/her own tools, equipment or other materials.

6. Terms of receiving and delivering rendered services
6.1. The Contractor provides the Company with the report on the work done for the past period including the time spent and services rendered.
6.2. On the basis of the provided report the Contractor and the Company agree on the work completed which entitles the Contractor to issue the invoice.
6.3 The Contractor provides the Company with the complete source and object code of the projects listed in the invoice, within five days after the Company approves invoice.

Mr. Polyakov has a B.S. in Physics from University of Kharkov and has been providing software development consulting services for the past 3 years. Mr. Polyakov has not served as a director of any public companies.  in 2007, we paid Mr. Polyakov a total of $29,665 for his services.  In 2008, we paid Mr. Polyakov a total of $20,327 for his services.

Mr. Serban has  a B.S. in Engineering; for the past five years he has provided consulting for system administration services to California News Tech and has worked with companies in the mobile phone market in Romania such as MobiFon S.A. and Vodafone Romania. Mr. Serban has not served as a director of any public companies.  In 2007,, we paid Mr. Serban a total of $7,750 for his services. In 2008, we paid Mr. Serban $3,250 for his services.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee.  The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time.  We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes as needed.

For the fiscal year ending December 31, 2008, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2008 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and shareholders owning greater than ten percent of our shares are not required to comply with Section 16(a) of the Securities Exchange Act of 1934 because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934.

Code of Ethics

As of December 31, 2008, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Our management believes that the size of our company and current operations at this time do not require a code of ethics to govern the behavior of our sole officer. We anticipate that we will adopt a code of ethics once we commence operations.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Currently, the objective of the cash compensation paid by the company is to provide fair reimbursement for the time spent by our executive officer and independent directors to the extent feasible within the financial constraints faced by our developing business.  The stock options granted to our executive officer and to our independent directors are intended to provide these individuals with incentives to pursue the growth and development of the company’s operations and business opportunities. Although the options awarded to our executive and directors are typically exercisable immediately, they also remain valid and exercisable for terms of several years.  We believe this provides the proper balance of short-term and long-term incentives to increase the value of the company.  Although an immediate increase in share price following the issuance of the options would obviously result in a profit if those options were exercised, the longer exercisable period of the options also provides an incentive to increase value over the long term and gives our executive officer and directors the opportunity to realize gains based on the sustained growth of our operations and revenues.

In addition, our sole executive officer holds substantial ownership in the company and is generally motivated by a strong entrepreneurial interest in expanding our operations and revenue base to the best of his ability.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2008, 2007 and 2006.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marian Munz President & CEO	2008 2007 2006	- - -	- - -	- - -	- - -	- - -	- - -	0 9,900 21,000	0 9,900 21,000
William White CFO	2008 2007 2006	- - -	- - -	- - -	- - -	- - -	- - -	10,800 9,000 18,600	10,800 9,000 18,600

Narrative Disclosure to the Summary Compensation Table

Both Marian Munz and William White devote non-paid time outside of the independent contracting parameters, with regards to their officer positions. There is no current employment agreement between the company and either Marian Munz or William White.  These persons provide the following services to the company pursuant to the independent contractor agreements: Marian Munz: Project Management & Business Analysis with regards to the development of company’s products and technology infrastructure; and, William White provides financial planning, asset valuation, bookings and record keeping, controls, audits, securities bookings and management.  As CEO and President, Mr. Munz implements the strategic goals and objectives of the Company, works with the Board of Directors regarding the Company’s philosophy, mission, and its annual goals and objectives.  He overseas human resources, community and public relations, marketing of products, and is the liaison with professionals providing services to the Company.  As CFO, Mr. White directs the Company’s financial goals, objectives, and budgets.  He supports the Company’s capital-raising strategies to support the company’s expansion.   Mr. Munz and Mr. White devote less than full-time to their duties as corporate officers; the amount of time varies week-by-week depending upon the needs of the company.   Any and all payments made to Mr. Munz and Mr. White have been for their services as independent contractors under their Independent Contractor Agreements.

The duties of Messrs Munz and White in connection with their official capacities and contractual duties may appear to overlap but the independent contractor duties are operational in nature as opposed to the officer duties, which are managerial and fiduciary in nature.  The company has agreed to compensate Messrs Munz and White for their independent contractor duties.  The company does not pay Messrs. Munz and White for serving in their officer capacities.  The distinction is subtle but exists.  For instance, Mr. White’s officer activities are principally related to reporting compliance and are separate and apart from the operational duties of maintaining the books. Mr. Munz fiduciary responsibilities to lead the company as its CEO are separate and apart from the implementation of the company’s business goals.  In other words, payment is for duties related to contractor activities that involve actually performing the work and not the direction, control and oversight at the corporate level – which are officer duties to which the company does not compensate Messrs Munz and White.

Commencing in March 2006, we agreed to pay William White a consulting fee of $300 per eight hour day worked. Our original agreement was that Mr. White would provide part time services as an independent contractor for a period of three months to end June 18, 2006, subject to an extension by mutual agreement of the parties. By mutual consent of the parties, Mr. White has continued to act as our CFO on these same terms since June 18, 2006.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Marian Munz	-	-	-	-	-	-	-	-	-
William White	-	-	-	-	-	-	-	-	-

Director Compensation

We do not compensate our sole director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of December 31, 2008, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all shares are owned directly and the percentage shown is based on shares of common stock issued and outstanding or issuable as December 31, 2008. Unless otherwise indicated, the addresses for all of the individuals listed in the table below are c/o Media Sentiment, Inc., 825 Van Ness Ave., Suite 406-407, 4th Floor San Francisco, CA.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class(2)

Executive Officers & Directors:
Common	Marian Munz	15,468,670 Shares(1)	83.88%(2)
Common	William White	0 Shares	0%
Total of All Directors and Executive Officers:		15,468,670 Shares	83.88%
More Than 5% Beneficial Owners:
Estate For Gary Robert Schell(3) 3603 West 8th Ave West Vancouver, BC Canada V6R 1Y9	500,000 Shares	14.73%
Howard F Fine & Carol M Fine, Trustees of The Fine 1988 Revoca 33 Jordan Avenue San Francisco, CA 94118	600,000 Shares	16.48%

(1)	Includes unissued shares available upon conversion of existing notes held by the officer and his spouse
(2)	Based on a denominator of 18,440,650 which includes unissued shares available upon conversion of existing notes held by the officer and his spouse.
(3)	The officers of the company do not have access to information identifying the beneficial owner of the Estate of Gary Rober Schell, but we believe that it may be his widow.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2008 or in any presently proposed transaction which, in either case, has or will materially affect us.

On May 10, 2007, we executed two Promissory Notes for a cumulative amount of $148,000 with related parties as follows:

1.
we borrowed $63,000 from our President and CEO, Marian Munz at an annual interest rate of 10% for a period of twelve months. The entire outstanding loan amount including principal and interest must be paid as follows: starting on June 1, 2007 and at any time thereafter, the lender has the option to demand that all principal and interest be paid in cash or, in lieu of cash, the lender may request to be paid in 6,300,000 shares of common stock of Media Sentiment, Inc, as payment in full for all amounts due for principal and interest. The shares shall be non dilutive with respect to the total of 3,640, 440 currently outstanding shares of Media Sentiment, Inc. plus the shares resulting from the outstanding note to Tunde Munz-Abraham.

2.
we borrowed $85,000 from Tunde Munz-Abraham, the wife of our President and CEO, Marian Munz, at an annual interest rate of 10% for a period of twelve months. The entire outstanding loan amount including principal and interest must be paid as follows: starting on June 1, 2007 and at any time thereafter, the lender has the option to demand that all principal and interest be paid in cash or, in lieu of cash, the lender may request to be paid in 8,500,000 shares of common stock of Media Sentiment, Inc, as payment in full for all amounts due for principal and interest. The shares shall be non dilutive with respect to the total of 3,640, 440 currently outstanding shares of Media Sentiment, Inc.

As of January, 2008 the accrued combined interest of the two notes described above was approximately $1,233.  The entire principal is due; however Mr. and Mrs. Munz have not made an election to convert and remain unsure if one or both of them will demand cash payment or convert the principal and/or interest into shares.

Pursuant to a triangular merger, our President, Marian Munz, in a separate agreement, released DBI from its obligations to him and his wife under certain Notes which we owed to them.  These “notes” are the notes described above.  On May 17, 2007, our parent corporation, DBI, completed a reverse merger with Debut Broadcasting Corporation, Inc., a Tennessee corporation whereby it succeeded to the business of Debut and it changed its name to Debut Broadcasting Corporation, Inc. As this merger was set up in the form of a triangular merger whereby a subsidiary of DBI was merged with Debut, only the shareholders of Debut were required to provide approval of the merger. These Notes remain the obligations of MSI and are attached in their updated forms as Exhibits 10.1 and 10.2. Subsequent to the consummation of the reverse merger, Mr. Munz sold his shares in DBI to independent investors for consideration of $100,000.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008	$13,783	$0	$0	$0
2007	$9,750	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Balance Sheets as of December 31, 2008 and 2007;

F-3	Statements of Operations for the year ended December 31, 2008, and the periods from inception to December 31, 2007, and from inception to December 31, 2008;

F-4	Statement of Stockholders’ Equity for period from inception to December 31, 2008;

F-5	Statements of Cash Flows for the year ended December 31, 2008, and the periods from inception to December 31, 2007, and from inception to December 31, 2008;

F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.3	Bylaws(1)
23.1	Consent of Maddox Ungar Silberstein, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form S-1/A filed on August 11, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skinvisible, Inc.

By:	/s/Marian Munz
Marian Munz President, Chief Executive Officer, Principal Executive Officer, and Director
April 15, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Marian Munz
Marian Munz Director
April 15, 2009

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Media Sentiment, Inc.
San Francisco, CA

We have audited the accompanying balance sheets of Media Sentiment, Inc., a Nevada Corporation, as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Media Sentiment, Inc., as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 9 to the financial statements, certain errors resulting in overstatement of previously reported operating expenses as of December 31, 2007 were discovered by management of the Company during the current year.  Accordingly, an adjustment has been made to accumulated deficit as well as to the other financial statements as of December 31, 2007, to correct the error.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred losses from operations, had a working capital deficit, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC
Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan
April 10, 2009

MEDIA SENTIMENT, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007 (Restated)
ASSETS
Current Assets
Cash	$6,115	$7,421
Accounts receivable, net	0	32,000
Prepaid expenses	1,400	3,800
Total Current Assets	7,515	43,221

TOTAL ASSETS	$7,515	$43,221

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$58,025	$89,536
Accounts payable – related party	63,511	39,676
Notes payable – related parties	254,000	148,000
Total Liabilities	375,536	277,212

STOCKHOLDERS’ DEFICIT
Common stock – 100,000,000 shares authorized; $.001 par value; 3,640,440 shares issued and outstanding	3,640	3,640
Additional paid-in capital	1,978,880	1,978,880
Accumulated deficit	(2,350,541)	(2,216,511)
Total Stockholders’ Deficit	(368,021)	(233,991)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,515	$43,221

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007 (Restated)

GROSS REVENUES	$16,883	$14,413

OPERATING EXPENSES	160,913	536,780

OPERATING LOSS	(144,030)	(522,367)

OTHER INCOME	10,000	0

NET LOSS	$(134,030)	$(522,367)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,640,440	3,640,440

NET LOSS PER SHARE	$(0.04)	$(0.14)

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
AS OF DECEMBER 31, 2008

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance, January 1, 2007	3,640,440	$10,923	$1,783,500	$(1,694,144)	$100,279

Par value adjustment	-	(7,283)	7,283	-	0

Sale of debenture	-	-	66,156	-	66,156

Contribution to capital	-	-	121,941	-	121,941

Net loss for the year ended December 31, 2007 (Restated)	-	-	-	(522,367)	(522,367)

Balance, December 31, 2007 (Restated)	3,640,440	3,640	1,978,880	(2,216,511)	(233,991)

Net loss for the year ended December 31, 2008	-	-	-	(134,030)	(134,030)

Balance, December 31, 2008	3,640,440	$3,640	$1,978,880	$(2,350,541)	$(368,021)

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007 (Restated)
Cash Flows from Operating Activities:
Net loss for the period	$(134,030)	$(522,367)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization	0	268,996
Changes in Assets and Liabilities
(Increase) decrease in accounts receivable	32,000	(16,612)
Decrease in prepaid expenses	2,400	7,500
Increase (decrease) in accounts payable	(31,511)	31,556
Increase in accounts payable – related party	23,835	39,676
(Decrease) in deferred revenue	0	(1,638)
Net Cash (Used in) Operating Activities	(107,306)	(192,889)

Cash Flows from Financing Activities:
Proceeds from sale of debenture	0	66,156
Contribution to capital	0	121,941
Payments on notes payable	0	(8,940)
Proceeds from notes payable – related parties	106,000	0
Net Cash from Financing Activities:	106,000	179,157

Net (Decrease) in Cash and Cash Equivalents	(1,306)	(13,732)

Cash and Cash Equivalents – Beginning	7,421	21,153

Cash and Cash Equivalents – Ending	$6,115	$7,421

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 1 – Description of Business

Media Sentiment Inc. (the Company) was incorporated during October 2006, under the laws of the State of Nevada, as a wholly owned subsidiary of California News Tech (CNT) to market the internet search tools developed by CNT.  At this time, most of the assets of CNT were transferred to the Company.

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

Note 2 – Summary of Significant Accounting Policies

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

Revenue Recognition
The Company recognizes net revenue when the earnings process is complete, as evidenced by the following: an agreement with the customer; delivery to and acceptance of the product by the customer; the fees to be paid by the customer are fixed or determinable; and collection of these fees is probable.

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

MEDIA SENTIMENT, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)
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

Stock-based Compensation Plans
The Company has no stock-based compensation plans

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

Basis of Presentation
The financial statements include the accounts of the Company.  Certain prior year amounts in the financial statements have been reclassified to conform to the fiscal 2008 presentation.

MEDIA SENTIMENT, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 3 – Going Concern and Liquidity

Without raising additional capital the Company will not continue operations.  Historically, the Company has incurred significant losses and negative cash flows from operations.  As of December 31, 2008, the accumulated deficit was $2,350,541 and the negative working capital was $368,021. The negative working capital includes $317,511 in current notes payable and accounts payable owed to related parties. The Company plans to fund operations through private placements and a public offering.  There is no assurance that these sources of capital will available to the Company in the future.

Note 4 – Basic and Fully-diluted Net Loss per Common Share

Basic net loss per common share is computed based on 3,640,440 shares issued and outstanding during at December 31, 2008 and 2007. Fully-diluted net loss per common share is anti-dilutive and is not reported.

	December 31, 2008	December 31, 2007
Basic net loss per common share:	$0.04	$0.15

Note 5 – Equipment

Equipment consists of the following:

	December 31, 2008	December 31, 2007
Computer equipment	$10,511	$10,511
Accumulated depreciation	<10,511>	<10,511>
Net book value	$0	$0

Note 6 – Intangible Assets

Intangible assets consist of product development and website development costs of $336,060 with related amortization of $67,200 at December 31, 2006. At the end of 2007 the Company wrote off the entire balance. With the Company's history of losses and the uncertainties in financing its' ongoing operations, there is no assurance that the products can be successfully brought to market.

Note 7 – Notes Payable – Related Parties

The notes payable of $254,000 at December 31, 2008 and $148,000 at December 31, 2007 are due to an officer and director of the Company, Marian Munz and his wife Tunde Munz.  These notes are convertible, at the option of the note holder, into common and preferred shares of Media Sentiment, Inc at a price of $0.01 per share, subject to adjustment for splits and reverse splits.

MEDIA SENTIMENT, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 8 – Business Combination

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

The following table shows the transfer of assets and liabilities from California News Tech as a consolidated entity to Media Sentiment Inc at December 31, 2006:

Consolidating	Consolidated
	California News Tech	Media Sentiment, Inc	Adjustment	Balance
Cash	0.00	21,153.26		21,153.26
Accounts receivable	0.00	15,387.63		15,387.63
Prepaid expense	0.00	11,300.00		11,300.00
Property and equipment	0.00	136.00		136.00
Product development	0.00	268,860.00		268,860.00
Investment in MSI	3,640.44	0.00	<3,640.44>	0.00
Intercompany account	232,792.07	<232,792.07>		0.00
	236,432.51	84,044.82	<3,640.44>	316,836.89
Accounts payable	0.00	<57,979.53>		<57,979.53>
Deferred revenue	0.00	<1,638.17>		<1,638.17>
Notes payable	<121,940.00>	<35,000.00>		<156,940.00>
Capital stock	<10,923.32>	<3,640.44>	3,640.44	<10,923.32>
Additional paid-in capiral	<1,783,500.28>	0.00		<1,783,500.28>
Retained earnings	1,679,931.09	14,213.32		1,694,144.41
	<236,432.51>	<84,044.82>	3,640.44	<316,836.89>
Revenue	<70,674.63>	<13,860.00>		<84,534.63>
Selling and administrative costs	429,337.09	13.91		429,351.00
Office and other costs	291,638.59	28,059.41		319,698.00
Depreciarion and amortization	68,095.00	0.00		68,095.00
Interest income	<804.00>	0.00		<804.00>
	717,592.05	14,213.32		731,805.37

MEDIA SENTIMENT, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 8 – Business Combination (continued)

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

On June 27, 2007, the Company filed a registration statement with the Securities and Exchange Commission with the respect to the issued and outstanding shares of common stock for the purpose of completing a spin-off of the Company by transferring all of the shares of common stock to shareholders of record of California News Tech as of April 20, 2007. The spin-off was completed during the second quarter of 2008.

At the closing of the reverse merger, the Company received $100,000 which has been used for working capital.

Note 9 – Restatement of Prior Period Financial Statements

The Company has adopted the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 requires registrants to use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement and to adjust the financial statements if either approach results in quantifying a misstatement that is material.  SAB 108 also contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years.  If prior year errors that had been previously considered immaterial now are considered material based on the approach in SAB 108, the registrant need not restate prior period financial statements.  The Company has discovered a material misstatement and has corrected the misstatement through a cumulative effect adjustment impacting beginning retained earnings in 2008.  The error was an overstatement of expenses in 2007 of $8,415.  The correction reduced the loss for the year ended December 31, 2007 and has been reflected in the balance sheets, statements of operations, stockholders’ equity (deficit) and cash flows.

MEDIA SENTIMENT, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 9 – Restatement of Prior Period Financial Statements (continued)

The following are the before and after balances as restated:

December 31, 2007
Balance Sheet
Current Assets
Before	$43,221
After	43,221
Current Liabilities
Before	$285,627
After	277,212
Stockholders’ Deficit
Before	$(242,406)
After	(233,991)

Statement of Operations
Gross Revenues
Before	$14,413
After	14,413
Operating Expenses
Before	$545,195
After	536,780
Net Loss
Before	$(530,782)
After	(522,367)

Statement of Cash Flows
Net Cash Used in Operating Activities
Before	$(192,889)
After	(192,889)
Net Cash from Financing Activities
Before	$179,157
After	179,157

MEDIA SENTIMENT, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 10 – Common and Preferred Stock

At December 31, 2008, the Company had 100,000,000 shares of common stock authorized at $0.001 par value and 10,000,000 shares of preferred stock authorized at $0.001 par value. At December 31, 2008 there are 3,640,440 common shares and no preferred shares issued and outstanding.

Note 11 – Stock Option Plans and Warrants

The Company has no stock option plans. The Company has no warrants authorized.

Note 12 – Other Income

The Company recognized other income of $10,000 for the year ended December 31, 2008 resulting from a legal expense payable at December 31, 2007 being paid by another company.  The expense related to the reverse merger involving Debut Broadcasting Corporation, Inc. and California News Tech.

Note 13 – Income Taxes

The tax effect of significant temporary differences representing future tax assets and future tax liabilities has been fully offset by a valuation allowance.  The Company has determined that realization is uncertain and therefore a valuation allowance has been recorded against this future income tax asset.

As of December 31, 2008, the Company had a net operating loss carry-forward for U.S. federal income tax purposes of approximately $656,000.  The federal net operating loss carry-forward, if not utilized, will begin to expire in 2027.

Note 14 – Commitments and Contingencies

The Company rents office space on a month-to-month basis.