Form 10-Q
period 2009-03-31
Media Sentiment Inc.
filed 2009-05-14
CIK 1396348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,640,650 common shares as of May 14, 2009.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008 (audited);

F-2	Statements of Operations for the three months ended March 31, 2009 and 2008 (unaudited);

F-3	Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2007 to March 31, 2009 (unaudited);

F-4	Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (unaudited);

F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

MEDIA SENTIMENT, INC.
Balance Sheets

	March 31, 2009 (unaudited)	December 31, 2008 (audited)

ASSETS
Current Assets
Cash	$970	$6,115
Accounts receivable	0	0
Prepaid expenses	1,400	1,400
Total Current Assets	2,370	7,515

TOTAL ASSETS	$2,370	$7,515

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$85,202	$58,025
Accounts payable-related party	36,909	63,511
Notes payable-related party	264,700	254,000
Total Liabilities	386,811	375,536

Stockholders' Deficit
Common stock: 100,000,000 shares authorized; $.001 par value; 3,640,440 shares issued and outstanding	3,640	3,640
Additional paid-in capital	1,978,880	1,978,880
Accumulated deficit	(2,366,959)	(2,350,541)
Total Stockholders’ Deficit	(384,439)	(368,021)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,370	$7,515

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
Statements of Operations
For the Quarters ended March 31, 2009 and 2008

	March 31, 2009	March 31, 2008

Gross revenues	$2,376	2,867

Operating expenses		4
Sales and marketing expenses	157	111
Operating and administrative expenses	11,029	38,527
Total operating expenses	11,186	38.638

Operating loss	(8,810)	(35,771)

Other income (expense)
Interest and finance charges	(6,808)	(4,217)
Taxes on income	(800)	(800)
Total other income (expense)	(7,608)	(5,017)

Net loss	$(16,418)	(40,788)

Weighted average number of shares outstanding	3,640,440	3,640,440

Net loss per share	$(.00)	(.01)

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
Statement of Stockholders' Deficit (unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance, December 31, 2007	3,640,440	$3,640	$1,978,880	$(2,216,511)	$(233,991)

Net loss for the year ended December 31, 2008				(134,030)	(134,030)

Ending balance December 31, 2008	3,640,440	3,640	1,978,880	(2,350,541)	(368,021)

Net loss for the quarter ended March 31, 2009				(16,418)	(16,418)

Ending balance March 31, 2009	3,640,440	$3,640	$1,978,880	$(2,366,959)	$(384,439)

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
Statements of Cash Flows (unaudited)
For the Quarters ended March 31, 2009 and 2008

	March 31, 2009	March 31, 2008
Cash Flows from Operating Activities:
Net loss for the quarter	$(16,418)	$(40,788)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization	0	0
Changes in Assets and Liabilities
Decrease in prepaid expenses	0	1,500
Increase in accounts payable	573	2,958
Net Cash Used in Operating Activities	(15,845)	(36,330)

Cash Flows from Financing Activities:
Proceeds from notes payable-related party	10,700	40,000
Net Cash from Financing Activities	10,700	40,000

Net Increase (Decrease) in Cash	(5,145)	3,669

Cash – Beginning Balance	6,115	7,421

Cash – Ending Balance	$970	$11,090

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for income taxes	$800	$800

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
Notes to Financial Statements
March 31, 2009

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

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary in order to make the financial statements not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as of and for the periods ended December 31, 2008 as reported in Form 10-K, have been omitted.

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

MEDIA SENTIMENT, INC.
Notes to Financial Statements
March 31, 2009

Note 2.    Summary of Significant Accounting Policies (Continued)

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

MEDIA SENTIMENT, INC.
Notes to Financial Statements
March 31, 2009

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

Note 3.    Going Concern and Liquidity

Without raising additional capital the Company will not continue operations.  Historically, the Company has incurred significant losses and negative cash flows from operations.  As of March 31, 2009, the accumulated deficit was $ 2,366,959 and the negative working capital was $ 384,439. The negative working capital includes $ 264,700 in current notes payable owed to related parties. The Company plans to fund operations through private placements and a public offering.  There is no assurance that these sources of capital will available to the Company in the future.

Note 4.     Basic and Fully-diluted Net Loss per Common Share

Basic net loss per common share is computed based on 3,640,440 shares issued and outstanding at March 31, 2008. Fully-diluted net loss per common share is anti-dilutive and is not reported.

	March 31, 2009	March 31, 2008
Basic net loss per common share:	$(0.00)	$(0.01)

MEDIA SENTIMENT, INC.
Notes to Financial Statements
March 31, 2009

Note 5.   Equipment

Equipment consists of the following:

	March 31, 2009	March 31, 2008
Computer equipment	$10,511	$10,511
Accumulated depreciation	(10,511)	(10,511)
Net book value	$0	$0

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

Note 7.   Notes Payable to Related Parties

           The notes payable of $264,700 at March 31, 2009 and $188,000 at March 31, 2008 are due to an officer and director of the Company, Marian Munz and his wife Tunde Munz.  These notes are convertible, at the option of the note holder, into common and preferred shares of Media Sentiment, Inc at a price of $0.01 per share, subject to adjustment for splits and reverse splits.

Note 8.     Common and Preferred Stock

At March 31, 2009, the Company’s authorized share capital consists of 100,000,000 shares at $0.001 par value and 10,000,000 at $0.001 par value preference shares authorized. At March 31, 2009 there were 3,640,440 common shares and no preference shares issued and outstanding.

Note 9.     Stock Option Plans and Warrants

The Company has no stock option plans. The Company has no warrants authorized.

Note 10.                      Stock Option Plans and Warrants

The Company has no stock option plans. The Company has no warrants authorized.

MEDIA SENTIMENT, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

Note 11.                      Income Taxes

The tax effect of significant temporary differences representing future tax assets and future tax liabilities has been fully offset by a valuation allowance.  The Company has determined that realization is uncertain and therefore a valuation allowance has been recorded against this future income tax asset.

As of March 31, 2009, the Company had a net operating loss carry-forward for U.S. federal income tax purposes of approximately $ 672,000.  The federal net operating loss carry-forward, if not utilized, will expire beginning in 2027.

Note 12.                      Commitments and Contingencies

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

Our business plan is to generate income by promoting and marketing our MediaSentiment™ research product to customers, but we have not been successful in this endeavor to date.  We had a net loss of $16,418 for the three months ended March 31, 2009, and a history of losses from our business operations since our inception, including the period of time prior to the transfer of business operations from our parent company when we were known as California News Tech.  As of March 31, 2009, we had $2,370 in current assets, and current liabilities in the amount of $386,810.  Accordingly, we had a working capital deficit of $384,440 as of March 31, 2009. Currently, our operations are substantially suspended and we have no current significant marketing campaigns for our product and, if we do not obtain financing, we will be forced to pursue other business opportunities.

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

Results of Operations for the Three Months Ended March 31, 2009 and 2008

For the quarter ended March 31, 2009, we had revenue of $2,376 compared to revenue in the amount of $2,867 for the quarter ended March 31, 2008. Of the $2,376 we earned in revenue during the quarter ended March 31, 2009, $2,376 is attributable to subscription sales of our research product, MediaSentiment™ while $0 of the revenue is attributable to co-marketing of MediaSentimentTM ..

Our operating expenses decreased $27,452 from $38,638 for the quarter ended March 31, 2008 to $11,186 for the quarter ended March 31, 2009. Our expenses for the year quarter ended March 31, 2008 consisted of sales and marketing expenses of $111 and operating and administrative expenses of $38,527.  Our expenses for the year quarter ended March 31, 2009 consisted of sales and marketing expenses of $157 and operating and administrative expenses of $11,029.  The decrease in expenses from the quarter ended March 31, 2008 to the quarter ended March 31, 2009 reflects our significantly reduced operating activity.

We recorded other expenses of $7,608 for the quarter ended March 31, 2009, compared with $5,017 for the quarter ended March 31, 2008.

Our net loss decreased by $24,370, from $40,788 for the quarter ended March 31, 2008 to $16,418 for the quarter ended March 31, 2009. The decrease in our net loss was primarily attributable to significantly reduced operating activity in the quarter ended March 31, 2009, as compared with the same period in 2008.

Based upon the operational developments described above and the lack of financing, management is currently evaluating our business.  We will not be able to continue in the business of selling MediaSentiment™ until we obtain financing.

Liquidity and Capital Resources

As of March 31, 2009, we had current assets of $2,370 and current liabilities in the amount of $386,811. This resulted in a deficit in working capital in the amount of $ 384,440. Most of our current liabilities are owed to related parties.

Cash used by operations

Operating activities used $15,845 in cash for the quarter ended March 31, 2009, as compared to using $36,330 for the same period in 2008. Our net loss of $16,418 was the primary reason for our negative operating cash flow for the quarter ended March 31, 2009.

Cash provided by financing activities

There were $10,700 net cash flows provided by financing activities during the quarter ended March 31, 2009, compared to $40,000 provided by financing during the same period ended 2008. During the quarter ended March 31, 2009, the financing was obtained by increases in notes payable to Marian and Tunde Munz, the CEO and his wife.

Cash used in investing activities

The Company did not use cash for investing activities during the quarters ended March 31, 2009 and 2008.

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

Off Balance Sheet Arrangements

As of March 31, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Marian Munz, and our Chief Financial Officer, William White.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2009.

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

Media Sentiment, Inc.

Date:	May 14, 2009

By: /s/Marian Munz Marian Munz Title: Chief Executive Officer and Director