Form 10-Q
period 2009-06-30
Media Sentiment Inc.
filed 2009-08-19
CIK 1396348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-144101

Media Sentiment, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5740705
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

529 Buchanan Street San Francisco, CA 94102
(Address of principal executive offices)

(415) 861-3421
(Issuer’s telephone number)
825 Van Ness Ave., Suite 406-407, 4th Floor, San Francisco, CA
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,640,650 common shares as of August 18, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008 (audited);
F-2	Statements of Operations for the three months ended June 30, 2009 and 2008 (unaudited);
F-3	Statements of Operations for the six months ended June 30, 2009 and 2008 (unaudited);
F-4	Statement of Stockholders’ Deficit as of June 30, 2009 (unaudited);
F-5	Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (unaudited);
F-6	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

MEDIA SENTIMENT, INC.
Balance Sheets

	June 30, 2009 (unaudited)	December 31, 2008 (audited)
ASSETS
Current Assets
Cash	$1,199	$6,115
Accounts receivable	0	0
Prepaid expenses	1,400	1,400
Total Current Assets	2,599	7,515

TOTAL ASSETS	$2,599	$7,515

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$38,748	$58,025
Accounts payable-related party	40,972	63,511
Notes payable-related party	276,900	254,000
Total Liabilities	356,620	375,536

Stockholders' Deficit
Common stock: 100,000,000 shares authorized; $.001 par value; 3,640,440 shares issued and outstanding	3,640	3,640
Additional paid-in capital	1,978,880	1,978,880
Accumulated deficit	(2,336,541)	(2,350,541)
Total Stockholders’ Deficit	(354,021)	(368,021)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,599	$7,515

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
Statements of Operations (unaudited)
For the Three Months ended June 30, 2009 and 2008

	June 30, 2009	June 30, 2008

Gross revenues	$931	$6,486

Operating expenses		4
Sales and marketing expenses	226	540
Operating and administrative expenses	5,364	32,053
Total operating expenses	5,590	32,593

Operating loss	(4,659)	(26,107)

Other income (expense)
Forgiveness of debt	39,140	0
Interest	(4,063)	(6,158)
Total other income (expense)	35,077	(6,158)

Net income (loss)	$30,418	$(32,265)

Weighted average number of shares outstanding	3,640,440	3,640,440

Net income (loss) per share	$.01	$(.01)

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
Statements of Operations (unaudited)
For the Six Months ended June 30, 2009 and 2008

	June 30, 2009	June 30, 2008

Gross revenues	$3,307	$9,353

Operating expenses		4
Sales and marketing expenses	383	651
Operating and administrative expenses	16,393	70,580
Total operating expenses	16,776	71,231

Operating loss	(13,469)	(61,878)

Other income (expense)
Forgiveness of debt	39,140	0
Interest and Taxes	(11,671)	(11,175)
Total other income (expense)	27,469	(11,175)

Net income (loss)	$14,000	$(73,053)

Weighted average number of shares outstanding	3,640,440	3,640,440

Net income (loss) per share	$.00	$(.02)

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
Statement of Stockholders' Deficit (unaudited)
As of June 30, 2009

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

Balance, December 31, 2007	3,640,440	$3,640	$1,978,880	$(2,216,511)	$(233,991)

Net loss for the year ended December 31, 2008				(134,030)	(134,030)

Ending balance December 31, 2008	3,640,440	3,640	1,978,880	(2,350,541)	(368,021)

Net income for the period ended June 30, 2009				14,000	14,000

Ending Balance June 30, 2009	3,640,440	$3,640	$1,978,880	$(2,336,541)	$(354,021)

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
Statements of Cash Flows (unaudited)
For the Six Months ended June 30, 2009 and 2008

	June 30, 2009	June 30, 2008
Cash Flows from Operating Activities:
Net income (loss) for the period	$14,000	$(73,052)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization	0	0
Changes in Assets and Liabilities
Decrease in prepaid expenses	0	1,500
Increase in accounts payable	(41,816)	3,167
Net Cash Used in Operating Activities	(27,816)	(68,385)

Cash Flows from Financing Activities:
Proceeds from notes payable-related party	22,900	74,000
Net Cash from Financing Activities:	22,900	74,000

Net Increase (Decrease) in Cash	(4,916)	5,615

Cash – Beginning Balance	6,115	7,421

Cash – Ending Balance	$1,199	$13,036

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
Notes to Financial Statements
June 30, 2009

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
June 30, 2009

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

Interim Financial Reporting

The Company's interim financial statements have been prepared, without audit, in accordance with generally accepted accounting principles and are consistent with the presentation and disclosures in the audited financial statements and notes thereto for the year ended December 31, 2008..  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

MEDIA SENTIMENT, INC.
Notes to Financial Statements
June 30, 2009

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

Note 3.     Going Concern and Liquidity

Without raising additional capital the Company will not continue operations.  Historically, the Company has incurred significant losses and negative cash flows from operations.  As of June 30, 2009, the accumulated deficit was $2,336,541 and the negative working capital was $354,021. The negative working capital includes $276,900 in current notes payable owed to related parties. The Company plans to fund operations through private placements and a public offering.  There is no assurance that these sources of capital will available to the Company in the future.

MEDIA SENTIMENT, INC.
Notes to Financial Statements
June 30, 2009

Note 4.    Basic and Fully-diluted Net Loss per Common Share

Basic net loss per common share is computed based on 3,640,440 shares issued and outstanding at June 30, 2009. Fully-diluted net loss per common share is anti-dilutive and is not reported.

	June 30, 2009	June 30, 2008
Basic net loss per common share:	$0	$(0.02)

Note 5.     Equipment

Equipment consists of the following:

	June 30, 2009	June 30, 2008
Computer equipment	$10,511	$10,511
Accumulated depreciation	(10,511)	(10,511)
Net book value	$0	$0

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

Note 7.     Notes Payable to Related Parties

           The notes payable of $276,900 at June 30, 2009 and $254,000 at December 31, 2008 are due to an officer and director of the Company, Marian Munz and his wife Tunde Munz.  These notes are convertible, at the option of the note holder, into common and preferred shares of Media Sentiment, Inc at a price of $0.01 per share, subject to adjustment for splits and reverse splits.

Note 8.     Common and Preferred Stock

At June 30, 2009, the Company’s authorized share capital consists of 100,000,000 shares at $0.001 par value and 10,000,000 at $0.001 par value preference shares authorized. At June 30, 2009 there were 3,640,440 common shares and no preference shares issued and outstanding.

MEDIA SENTIMENT, INC.
Notes to Financial Statements
June 30, 2009

Note 8.     Common and Preferred Stock

At June 30, 2009, the Company’s authorized share capital consists of 100,000,000 shares at $0.001 par value and 10,000,000 at $0.001 par value preference shares authorized. At June 30, 2009 there were 3,640,440 common shares and no preference shares issued and outstanding.

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

Note 11.     Income Taxes (continued)

As of December 31, 2008, the Company had a net operating loss carry-forward for U.S. federal income tax purposes of approximately $ 656,000.  The federal net operating loss carry-forward, if not utilized, will expire in 2027.

Note 12.     Commitments and Contingencies

The Company rents its office space on a month-to-month basis.

Note 13.     Forgiveness of debt

During the three months ended June 30, 2009, the Company negotiated a reduction in it’s credit card debt with it’s bank in exchange for an agreement to repay the remaining balance. The reduction of $39,140 has been recorded as Other Income on the Company’s Statement of Operations.

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

Subsequent to the reporting period, on August 17, 2009, we entered into an Advertising Representation Agreement with InvestingChannel, Inc. to act as our exclusive seller of advertising space for our website, www.mediasentiment.com.  The agreement is for 12 months and we are entitled to 50% of the revenue generated from any advertising acquired.  We also entered into a Publisher Services Agreement on the same date with InvestingChannel, Inc. to allow our registrants an opportunity to register with other website providers.  Under the agreement, we would be entitled to 50% of the revenues received by InvestingChannel, Inc. from its advertisers as a result of these new registrants.

Complete copies of the above agreements are attached as Exhibits 10.1 and 10.2 to this report and are incorporated herein by reference. The summary of the above transactions does not purport to be complete and is qualified in its entirety by reference to the agreements.

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

Results of Operations for the Three Months Ended June 30, 2009 and 2008

For the quarter ended June 30, 2009, we had revenue of $931 compared to revenue in the amount of $6,486 for the quarter ended June 30, 2008.  For the six months ended June 30, 2009, we had revenue of $3,307 compared to revenue in the amount of $9,353 for the six months ended June 30, 2008. All revenues earned for the three and six months ended June 30, 2009 are attributable to subscription sales of our research product, MediaSentiment™.

Our operating expenses decreased $27,003 from $32,593 for the quarter ended June 30, 2008 to $5,590 for the quarter ended June 30, 2009. Our expenses for the quarter ended June 30, 2009 consisted of sales and marketing expenses of $226 and operating and administrative expenses of $5,364.  Our expenses for the quarter ended June 30, 2008 consisted of sales and marketing expenses of $540 and operating and administrative expenses of $32,053.  The decrease in expenses from the quarter ended June 30, 2008 to the quarter ended June 30, 2009 reflects our significantly reduced operating activity.

Our operating expenses decreased $54,455 from $71,231 for the six months ended June 30, 2008 to $16,776 for the six months ended June 30, 2009. Our expenses for the six months ended June 30, 2009 consisted of sales and marketing expenses of $383 and operating and administrative expenses of $16,393.  Our expenses for six months ended June 30, 2008 consisted of sales and marketing expenses of $651 and operating and administrative expenses of $70,580.  The decrease in expenses from the six months ended June 30, 2008 to the six months ended June 30, 2009 reflects our significantly reduced operating activity.

We recorded other income of $35,077 for the quarter ended June 30, 2009, compared with other expenses of $6,158 for the quarter ended June 30, 2008.  We realized $39,140 for the forgiveness of debt during the quarter ended June 30, 2009 that accounted for our other income.

We recorded other income of $27,469 for the six months ended June 30, 2009, compared with other expenses of $11,175 for the six months ended June 30, 2008.  We realized $39,140 for the forgiveness of debt during the six months ended June 30, 2009 that accounted for our other income.

We recorded net income of $30,418 for the quarter ended June 30, 2009 compared with a net loss of $32,265 for the quarter ended June 30, 2008. We recorded net income of $14,000 for the six months ended June 30, 2009 compared with a net loss of $73,053 for the six months ended June 30, 2008. During the three months ended June 30, 2009, we negotiated a reduction in our credit card debt with our bank in exchange for an agreement to repay the remaining balance. The reduction of $39,140 has been recorded as other income for both the three and six months ended June 30, 2009.

Based upon the operational developments described above and the lack of financing, management is currently evaluating our business.  We may not be able to continue in the business of selling MediaSentiment™ until we obtain financing or until we enter partnerships that allow us to do so.

Liquidity and Capital Resources

As of June 30, 2009, we had current assets of $2,599 and current liabilities in the amount of $356,620. This resulted in a deficit in working capital in the amount of $354,021. Most of our current liabilities are owed to related parties.

Cash used by operations

Operating activities used $27,816 in cash for the six months ended June 30, 2009, as compared to using $68,385 for the same period in 2008. Our increase in accounts payable in the amount of $41,816, offset by net income of $14,000 was the primary reason for our negative operating cash flow for the six months ended June 30, 2009.

Cash provided by financing activities

There were $22,900 net cash flows provided by financing activities during the six months ended June 30, 2009, compared to $74,000 provided by financing during the same period ended 2008. During the six months ended June 30, 2009, the financing was obtained by increases in notes payable to Marian and Tunde Munz, the CEO and his wife.

Cash used in investing activities

The Company did not use cash for investing activities during the six months ended June 30, 2009 and 2008.

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

Off Balance Sheet Arrangements

As of June 30, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Marian Munz, and our Chief Financial Officer, William White.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2009.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Advertising Representation Agreement dated August 17, 2009
10.2	Publisher Services Agreement dated August 17, 2009
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Media Sentiment, Inc.

Date:	August 18, 2009

By: /s/ Marian Munz Marian Munz Title: Chief Executive Officer and Director