Form 10-Q/A
period 2009-06-30
Media Sentiment Inc.
filed 2009-10-16
CIK 1396348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

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
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ X] Yes    [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,640,650 common shares as of August 18, 2009.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-QSB, previousl filed with the United States Securities and Exchange Commission on August 19, 2009, is to correct an error as the wrong box was checked on the form that reflects the Company's status as a shell company, as defined in Rule 12b-2 of the Securities and Exchange Act of 1934.

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

Media Sentiment, Inc.

Date:	Ocotber 16, 2009

By: /s/ Marian Munz Marian Munz Title: Chief Executive Officer and Director