Form 10-Q
period 2009-09-30
Media Sentiment Inc.
filed 2009-11-13
CIK 1396348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

(415) 861-3421
(Issuer’s telephone number)
____________________________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,640,650 common shares as of November 11, 2009.

PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2007 (audited);
F-2	Statements of Operations for the three months ended September 30, 2009 and 2008 (unaudited);
F-3	Statements of Operations for the nine months ended September 30, 2009 and 2008 (unaudited);
F-4	Statement of Stockholders’ Equity (Deficit) for period from December 31, 2007 to September 30, 2009 (unaudited);
F-5	Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited);
F-6	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

MEDIA SENTIMENT, INC.
Balance Sheets

	September 30, 2009 (unaudited)	December 31, 2008 (audited)

ASSETS
Current Assets
Cash	$1,232	$6,115
Accounts receivable	0	0
Prepaid expenses	1,400	1,400
Total Current Assets	2,632	7,515

TOTAL ASSETS	$2,632	$7,515

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$25,207	$58,025
Accounts payable-related party	45,171	63,511
Notes payable-related party	282,900	254,000
Total Liabilities	353,278	375,536

Stockholders' Deficit
Common stock: 100,000,000 shares authorized; $.001 par value; 3,640,440 shares issued and outstanding	3,640	3,640
Additional paid-in capital	1,978,880	1,978,880
Accumulated deficit	(2,333,166)	(2,350,541)
Total Stockholders’ Deficit	(350,646)	(368,021)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,632	$7,515

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
Statements of Operations (unaudited)
For the Three Months ended September 30, 2009 and 2008

	September 30, 2009	September 30, 2008

Gross revenues	$3,852	$5,499

Operating expenses		4
Sales and marketing expenses	413	1,226
Operating and administrative expenses	9,549	25,903
Total operating expenses	9,962	27,129

Operating loss	(6,110)	(21,630)

Other income (expense)
Forgiveness of debt	13,685	0
Interest	(4,200)	(6,388)
Total other income (expense)	9,485	(6,388)

Net income (loss)	$3,375	$(28,018)

Weighted average number of shares outstanding	3,640,440	3,640,440

Net income (loss) per share	$.00	$(.01)

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
Statements of Operations (unaudited)
For the Nine Months ended September 30, 2009 and 2008

	September 30, 2009	September 30, 2008

Gross revenues	$7,159	$14,852

Operating expenses		4
Sales and marketing expenses	796	1,877
Operating and administrative expenses	25,942	96,484
Total operating expenses	26,738	98,360

Operating loss	(19,579)	(83,508)

Other income (expense)
Forgiveness of debt	52,825	0
Interest and Taxes	(15,871)	(17,562)
Total other income (expense)	36,954	(17,562)

Net income (loss)	$17,375	$(101,070)

Weighted average number of shares outstanding	3,640,440	3,640,440

Net income (loss) per share	$.00	$(.03)

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
Statement of Stockholders' Deficit (unaudited)
As of September 30, 2009

                                                              Common Stock                     Additional Paid   Accumulated
     Shares                      Amount               in Capital            Deficit           Total

Balance,
December 31, 2007          3,640,440                    $ 3,640             $ 1,978,880   $ (2,216,511)      $ (233,991)

Net loss for the
year ended
December 31, 2008                                                                                                               (134,030)          (134,030)
                                        ---------------------------------------------------------------------------------------------------
Ending balance
December 31, 2008        3,640,440                         3,640                 1,978,880      (2,350,541)         (368,021)

Net income for the
Nine months ended
September 30, 2009                                                                                                                   17,375             17,375
                                        ----------------------------------------------------------------------------------------------------
Ending Balance
September 30, 2009       3,640,440                      $ 3,640            $ 1,978,880     $ (2,333,166)      $ (350,646)

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
Statements of Cash Flows (unaudited)
For the Nine Months ended September 30, 2009 and 2008

	September 30, 2009	September 30, 2008
Cash Flows from Operating Activities:
Net income (loss) for the period	$17,375	$(101,070)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization	0	0
Changes in Assets and Liabilities
Decrease in accounts receivable		(2,500)
Decrease in prepaid expenses	0	2,400
Increase in accounts payable	(51,158)	2,122
Net Cash Used in Operating Activities	(33,783)	(99,048)

Cash Flows from Financing Activities:
Proceeds from notes payable-related party	28,900	93,000
Net Cash from Financing Activities:	28,900	93,000

Net Increase (Decrease) in Cash	(4,883)	(6,048)

Cash – Beginning Balance	6,115	7,421

Cash – Ending Balance	$1,232	$1,373

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
Notes to Financial Statements
September 30, 2009

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
September 30, 2009

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
September 30, 2009

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

Note 3.                      Going Concern and Liquidity

Without raising additional capital the Company will not continue operations.  Historically, the Company has incurred significant losses and negative cash flows from operations.  As of September 30, 2009, the accumulated deficit was $2,333,166 and the negative working capital was $350,646. The negative working capital includes $282,900 in current notes payable owed to related parties. The Company plans to fund operations through private placements and a public offering.  There is no assurance that these sources of capital will available to the Company in the future.

MEDIA SENTIMENT, INC.
Notes to Financial Statements
September 30, 2009

Note 4.                      Basic and Fully-diluted Net Loss per Common Share

Basic net loss per common share is computed based on 3,640,440 shares issued and outstanding at September 30, 2009. Fully-diluted net loss per common share is anti-dilutive and is not reported.
                                                     September 30, 2009        September 30, 2008
Basic net loss per common share:                        $  0                                $(0.02)

Note 5.                      Equipment

Equipment consists of the following:

      September 30, 2009      September 30, 2008
Computer equipment                                             $10,511                         $10,511
Accumulated depreciation                                    (10,511)                        (10,511)
Net book value                                                          $      0                         $     0

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

Note 7.                      Notes Payable to Related Parties

           The notes payable of $282,900 at September 30, 2009 and $254,000 at December 31, 2008 are due to an officer and director of the Company, Marian Munz and his wife Tunde Munz. These notes are convertible, at the option of the note holder, into common and preferred shares of Media Sentiment, Inc at a price of $0.01 per share, subject to adjustment for splits and reverse splits.

Note 8.                      Common and Preferred Stock

At September 30, 2009, the Company’s authorized share capital consists of 100,000,000 shares at $0.001 par value and 10,000,000 at $0.001 par value preference shares authorized. At September 30, 2009 there were 3,640,440 common shares and no preference shares issued and outstanding.

MEDIA SENTIMENT, INC.
Notes to Financial Statements
June 30, 2008

Note 8.                      Common and Preferred Stock

At September 30, 2009, the Company’s authorized share capital consists of 100,000,000 shares at $0.001   par value and 10,000,000 at $0.001 par value preference shares authorized. At September 30, 2009 there were 3,640,440 common shares and no preference shares issued and outstanding.

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

Note 13                      Forgiveness of debt

During the nine months ended September 30, 2009, the Company negotiated a reduction in credit card debt in exchange for an agreement to repay the remaining balance. The reduction of $52,825 has been recorded as Other Income on the Company’s Statement of Operations.

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

Media Sentiment Limits™ makes a rapid assessment of the sentiment expressed by the management in the earnings news release and correlate that with Wall Street analysts' estimates and the overbought/oversold signals in the trading market to uncover profitable trading opportunities and provides suggestions for stock price entry points along with conservative and aggressive stop limits.

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

Results of Operations for the Three Months Ended September 30, 2009 and 2008

For the quarter ended September 30, 2009, we had revenue of $3,852 compared to revenue in the amount of $5,499 for the quarter ended September 30, 2008.  For the nine months ended September 30, 2009, we had revenue of $7,159 compared to revenue in the amount of $14,852 for the nine months ended September 30, 2008. All revenues earned for the three and nine months ended September 30, 2009 are attributable to subscription sales of our research product, MediaSentiment™.

Our operating expenses decreased to $9,962 for the quarter ended September 30, 2008 as compared with $27,129 for the quarter ended September 30, 2009. Our expenses for the quarter ended September 30, 2009 consisted of sales and marketing expenses of $413 and operating and administrative expenses of $9,549.  Our expenses for the quarter ended September 30, 2008 consisted of sales and marketing expenses of $1,226 and operating and administrative expenses of $25,903.  The decrease in expenses from the quarter ended September 30, 2008 to the quarter ended September 30, 2009 reflects our significantly reduced operating activity.

Our operating expenses decreased to $26,738 for the nine months ended September 30, 2008 compared with $98,360 for the nine months ended September 30, 2009. Our expenses for the nine months ended September 30, 2009 consisted of sales and marketing expenses of $796 and operating and administrative expenses of $25,942.  Our expenses for nine months ended September 30, 2008 consisted of sales and marketing expenses of $1,877 and operating and administrative expenses of $96,484.  The decrease in expenses from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 reflects our significantly reduced operating activity.

We recorded other income of $9,485 for the quarter ended September 30, 2009, compared with other expenses of $6,388 for the quarter ended September 30, 2008.  We realized $13,685 for the forgiveness of debt during the quarter ended September 30, 2009 that accounted for our other income.

We recorded other income of $36,954 for the nine months ended September 30, 2009, compared with other expenses of $17,562 for the nine months ended September 30, 2008.  We realized $52,825 for the forgiveness of debt during the nine months ended September 30, 2009 that accounted for our other income.

We recorded net income of $3,375 for the quarter ended September 30, 2009 compared with a net loss of $28,018 for the quarter ended September 30, 2008. We recorded net income of $17,375 for the nine months ended September 30, 2009 compared with a net loss of $101,070 for the nine months ended September 30, 2008. During the three months ended September 30, 2009, we negotiated a reduction in our credit card debt with our bank in exchange for an agreement to repay the remaining balance. The forgiveness of debt has been recorded as other income for both the three and nine months ended September 30, 2009.

Based upon the operational developments described above and the lack of financing, management is currently evaluating our business.  We will not be able to continue in the business of selling MediaSentiment™ until we obtain financing.

Liquidity and Capital Resources

As of September 30, 2009, we had current assets of $2,632 and current liabilities in the amount of $353,278. This resulted in a deficit in working capital in the amount of $350,646. Most of our current liabilities are owed to related parties.

Cash used by operations

Operating activities used $33,783 in cash for the nine months ended September 30, 2009, as compared to using $99,048 for the same period in 2008. Our increase in accounts payable in the amount of $51,158, offset by net income of $17,375 was the primary reason for our negative operating cash flow for the nine months ended September 30, 2009.

Cash provided by financing activities

There were $28,900 net cash flows provided by financing activities during the nine months ended September 30, 2009, compared to $93,000 provided by financing during the same period ended 2008. During the nine months ended September 30, 2009, the financing was obtained by increases in notes payable to Marian and Tunde Munz, the CEO and his wife.

Cash used in investing activities

The Company did not use cash for investing activities during the nine months ended September 30, 2009 and 2008.

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

Without raising additional capital the Company will not continue operations.  Historically, the Company has incurred significant losses and negative cash flows from operations.  As of September 30, 2009, the accumulated deficit was $2,333,166 and the negative working capital was $350,646. The negative working capital includes $282,900 in current notes payable owed to related parties. The Company plans to fund operations through private placements and a public offering.  There is no assurance that these sources of capital will available to the Company in the future.

Off Balance Sheet Arrangements

As of September 30, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Marian Munz, and our Chief Financial Officer, William White.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2009.

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

Media Sentiment, Inc.

Date:	November 13, 2009

By: /s/Marian Munz Marian Munz Title: Chief Executive Officer and Director