Form 10-K
period 2009-12-31
Media Sentiment Inc.
filed 2010-04-15
CIK 1396348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-144101

Media Sentiment, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5740705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
529 Buchanan St. San Francisco, CA	94102
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (415) 861-3421

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]       No [  ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  3,640,440 as of April 14, 2008

 PART I

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

Currently, our MediaSentiment™ research product assists our customers in quickly understanding the cumulative sentiment reflected in earnings news released by publicly traded companies for NYSE and NASDAQ companies. Our proprietary tracking software quickly finds and scans available news releases for key words and provides an assessment as to whether the overall tone of the news story is positive or negative.

We have developed and are currently offering a few versions of our product:

1.	Media Sentiment ® free version, accessible by internet customers on our web site at www.mediasentiment.com
2.	Media Sentiment ® free version, accessible by internet customers from their own products via an RSS feed
3.	Media Sentiment ® free version for individual alerts, accessible by users via other web sites that offer financial news and information, via distribution with a partner,
4.	Media Sentiment ® free version for individual alerts, accessible by users via their own e-mail programs by signing up to our free service at www.mediasentiment.com,
5.
Media Sentiment Limits™ free version which offers historical data for statistically significant stock price movement intervals accessible by internet customers on our web site at www.mediasentiment.com

6.
Media Sentiment Limits™ subscription version which offers real-time data for statistically significant stock price movement intervals accessible by internet customers on our web site at www.mediasentiment.com

7.
Media Sentiment Limits™  (free and subscription versions) integration with TD AMERITRADE where users with a TD AMERITRADE account receive free real-time quotes and charts that display the alerts on the chart for each of our Media Sentiment alert

8.
Media Sentiment™ integration with MetaStock, a Thompson Reuters product where users with subscriptions to MetaStock and to a Media Sentiment service receive our Media Sentiment alerts, both in real-time and historically, integrated into the MetaStock product.

Our business plan is to generate income from advertising sold on our free version of the product and by promoting and marketing monthly subscriptions to our Media Sentiment Limits™ research product to customers. However, we have generated limited revenues in this endeavor to date.  We have a net loss of $2,682 for the year ended December 31, 2009. As of December 31, 2009, we had $846 in current assets, and current liabilities in the amount of $371,549.  Accordingly, we had a working capital deficit of $370,703 as of December 31, 2009. Currently, our operations are substantially reduced and we have limited marketing campaigns for our products and, if we do not obtain financing, we will be forced to pursue other business opportunities.

Our Business

We believe that there have been dramatic qualitative and quantitative changes in media reporting over the last decade. Persons interested in media reports now have a variety of options and vast stores of information to negotiate. For frequent users of media reports, such as active stock market traders, the processing and assimilation of data has become much more complex. Also, with the advent of online trading and Electronic Communication Networks (ECN) that enable trading directly, the speed at which investors and traders may need to make decisions has increased dramatically as well.

Our business model relies on our capability to give customers near real-time measurement and trend analysis of the media sentiment regarding the public companies they may wish to track. We believe customers are interested in media sentiment because they believe that media sentiment either reflects public sentiment, drives public sentiment, or both, and that public sentiment affects the general economy and particular companies. We create our research product, MediaSentiment™, by using our computer systems to search the Internet for publicly available media reports about publicly traded companies. Our computer systems are comprised of equipment we have purchased in addition to equipment that we lease from our internet service providers, Godaddy.com, Inc. We use proprietary Internet search engine technology that is focused on searching strictly news and publicly traded corporate websites. We do not pay to access any news sites; our searches are restricted to information available for free to the public. Our computer systems analyze the news reports published on the Internet using our proprietary software to measure the sentiment. Our MediaSentiment™ trend system measures sentiment by searching each media report for certain key words and phrases that we have previously identified both as significant to determining sentiment and as indicative of either positive or negative sentiment. By quantifying the number of words or phrases in a media report that indicate positive or negative sentiment, we then classify each report as positive, negative or neutral. Next we total the number of each of the positive, negative and neutral reports and then calculate the percentage each category represents of the overall media coverage for the requested period of time. The results are then displayed graphically for the benefit of our customers on our password protected website. Our computers have been collecting and analyzing media reports since June of 2002, which allows us to present both historical and current information so that our customers can also observe any trends. Our system further allows our customers to access the source media reports and abstracts of the source reports, which we access and prepare should they wish to review any of the media reports that underlie our alerts. Because we do not access any fee-charging news sources, neither we nor our customers have any additional costs associated with accessing the source reports.

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

We have developed a product named MediaSentiment Pro which adds two additional features to complement the HeadsUp feature found in MediaSentiment™:

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

We have also developed a product MediaSentiment for MetaStock that integrates Media Sentiment indicators into a traditional technical analysis platform through a partnership with MetaStock, a Reuters product. This product enables users to see historical charts of the correlations of media sentiment indicators with stock price, trading volume, and other technical analysis indicators. It also enables users to receive HeadsUp and UpperHand signals on the charts in near real-time. We have signed distribution and marketing agreements with Equis International, a division of Reuters and the makers of MetaStock. Under the terms of the Marketing Agreement, we are granted the right to market the MetaStock products and receive royalties based on sales volume. Under the terms of the Distribution Agreement, Equis International is granted the right to market our products and receive commissions for its sales.

Based on our research, we believe that the quantifying of Media Sentiment® and integrating that quantification into a traditional technical analysis is a new and innovative idea which has the potential to increase the capabilities of technical analysts who currently rely heavily on stock price and volume as indicators

Another component of our MediaSentiment™ system is the newsletter, E-motions. We developed the newsletter to explore case studies highlighting the relationship between big price moves in MediaSentiment™ featured stocks, news coverage, and investor sentiment. We have stopped the development and distribution of e-motions for lack of funds.

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

We have developed a system called Media Sentiment Limits™ and released it to the public during the month of October 2008. Media Sentiment Limits calculates two sets of stop limits based on statistical analysis of previous performance and presents those stop limits in real time to the user. These stop limits are for informational purposes and are not intended to be a trading method or system. With Media Sentiment Limits we provide the media sentiment alerts for free and charge a monthly fee of $99.95 if users sign up to receive the values of the limits. We allow a 30 day free trial for all users and only after the trial period expires we charge the monthly fee on a recurring basis.

We have developed RSS and e-mail distribution versions of our free products and released them for testing throughout 2009.

Also, we have developed historical and real-time reports and made them available for free to our customers on our web site at www.mediasentiment.com.

Also, we have a distribution understanding with a financial news distributor, FinancialContent.com to distribute individual stock ticker alerts to their network of financial news web sites where our media sentiment alerts have been accessible to be received by millions of viewers from web sites part of their distribution network. As we do not have a formal agreement with FinancialContent.com, there is no insurance that this distribution understanding will continue in the future.

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

According to our internal reports, for the year ending December 31, 2009 the company has given a total of 3,624 Media Sentiment Limits alerts.  For the year ending December 31, 2008 the company has given media sentiment for: 2,046 Media Sentiment Limits, 875 HeadsUp sentiment measurements, 901 UpperHand sentiment measurements and 40 BigMovers sentiment measurements. Each sentiment measurement represents a single company.  We anticipate that in the future, a single company may receive multiple sentiment measurements or more than one product component.  We anticipate that future versions of MediaSentiment™ will increase the number of news sources which will be interrogated by our search engine, seek to implement more user-friendly tools to enhance the performance of the product, and improve and further develop the trend graphs.

Also based on internal reports, our mediasentiment.com web site received 8,199 visitors cumulatively for the month of December 2009, which we believe is representative for the months when we do not purchase advertising, and 89,202 visitors cumulatively for the month of October 2009, which we believe it shows the growth potential for the months when we do purchase advertising.

Our existing business plan entails continuing to market these products through strategic partnerships, direct marketing and sales, and advertising to online traders/investors. Our initial target market for our products is the financial users’ community and, more specifically, online investors. We believe that the online investor relies on the Internet as a primary news provider for research and investment decision making processes and that these investors are unable to independently analyze the sheer volume of information available through the Internet. In addition to our existing marketing partnership with Equis International, we intend to reach online investors by purchasing email lists from email brokers and sending direct marketing emails to online investors; and by purchasing online advertising on search engines and other relevant web sites.

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

▪
Dow Jones News Analytics launched in 2007 a product in collaboration with RavenPack's computational linguistics and artificial intelligence technology. This tool transforms news into enhanced news data such as sentiment, novelty and relevance. The product provides:

o	Sentiment analysis of the news leverages two classification techniques - Expert Consensus and Key Word/Phrase Identification, and identifies whether a news story is positive, negative or neutral.

o	Novelty determines whether a news item is appearing for the first time or is an update to a previously published story.

o	Relevance provides a numeric indication of the extent to which a story is about a particular company, enabling users to focus on key stories and avoid those in which a company is merely mentioned.

Property and Equipment

Our principal offices are located at 529 Buchanan Street San Francisco, CA.

We utilize computer equipment, which we lease on a monthly basis, to run our proprietary software, search the internet for media sentiment indicators, analyze search results, and provide results to our clients. We also lease internet bandwidth from our internet service provider to operate our business.

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

We own the software that we use to create MediaSentiment™. The rights and ownership of the software were acquired at formation in 2006 through the  August 2008distribution of stock from our parent company Debut Broadcasting Corporation to its shareholders of record of April 20, 2007.

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

Until a final decision is made regarding the award of the patent, we make use of the words “Patent Pending,” when discussing our technology. “Patent pending” means that someone has filed for a patent on an invention and is waiting to see if the patent is granted. Once the patent issues, the patent owner will stop using the phrase "patent pending" and start using a phrase such as "covered by U.S. Patent Number XXXXXXX." Inventors often mark their devices "patent pending" to deter competitors from copying the idea while the patent is under review.

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

In December 2009 we received registered status by United States Patent and Trademark Office (USPTO) for our trademark image thumb symbol.

We have registered the domain name: www.MediaSentiment.com

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

Item 2.   Properties

Currently, we do not own any real estate. We are leasing our executive offices and research facility. Our principal offices are located at 529 Buchanan Street San Francisco, CA, 94102.
We utilize dedicated computer equipment, which we lease from Godaddy.com for approx $500/month, to run our proprietary software, search the internet for media sentiment indicators, analyze search results, and provide results to our clients.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2009.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

No Public Market for Common Stock

There is presently no public market for our common stock. We have applied for listing our stock on the OTC Bulletin Board and received the symbol MSEZ on November 12, 2009. However, on November 20, 2009 our stock symbol was delisted from the OTC Bulletin Board for lack of market maker activity; however, the stock symbol is available for trading over the Pink Sheets market. We plan to re-apply for quotation on the OTC Bulletin Board immediately after this filing. However, we can provide no assurance that our stock will be tradable at any time.

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

Holders of Our Common Stock

As of December 31, 2009, we had 3,640,440 shares of our common stock issued and outstanding, held by 145 shareholders of record. However, our CEO Marian Munz and his wife Tunde Munz hold convertible notes which gives them rights to convert into an additional 30,215,000 common shares.

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

Results of Operations for the Twelve Months Ended December 31, 2009 and 2008

For the year ended December 31, 2009, we had revenue of $6,336 compared to revenue in the amount of $16,883 for the year ended December 31, 2008. The $10,547 decrease represented an 62 % decrease in revenue and it is primarily attributable to our lack of marketing expenditures. Of the $6,336 we earned in revenue during the year ended December 31, 2009, $5,459 is attributable to subscription sales of our research product, MediaSentiment™ while $877 of the revenue is attributable to advertising sales.

Our operating expenses decreased $119,313 from $160,913 for the year ended December 31, 2008 to $41,600 for the year ended December 31, 2009. Our expenses for the year ended December 31, 2008 consisted of sales and marketing expenses of $2,161, office and other operating costs of $158,752.  Our expenses for the year ended December 31, 2009 consisted of sales and marketing costs of $2,015, and office and other operating costs of $39,585.  The decrease in expenses from the year of 2008 to the year of 2009 reflects our significantly reduced operating activity.

We recorded other income of $32,582 for the year ended December 31, 2009, compared with $10,000 other income for the year ended December 31, 2008.  The $10,000 for the year ended December 31, 2008 resulted from a legal expense payable at December 31, 2007 being paid by another company.  The $32,582 for the year ended December 31, 2009 is comprised of $52,825 of debt forgiveness related to relief of credit card debt net of $20,243 of interest and tax expenses.

Our net loss decreased by $ 131,348 from $134,030 for the year ended December 31, 2008 to a loss of  $2,682 for the year ended December 31, 2009. This decrease was primarily attributable to significantly reduced operating activity in the year ended December 31, 2009, as compared with the same period in 2008 and to the debt forgiveness negotiated during the third quarter of 2009.

Based upon the operational developments described above and the lack of financing, management is currently evaluating our business.  We will not be able to continue in the business of selling MediaSentiment™ until we obtain financing.

2009 Liquidity and Capital Resources

As of December 31, 2009, we had current assets of $846 and current liabilities in the amount of $371,549. This resulted in a deficit in working capital in the amount of $370,703. $351,693 of the current liabilities are owed to related parties.

Cash used by operations:

Operating activities used $53,810 in cash for the year ended December 31, 2009, as compared to using $107,306 for the previous year. The reduction of our accounts payable by $38,169 was the primary reason for our negative operating cash flow for the year ended December 31, 2009.

Cash provided by financing activities

There were $48,150 net cash flows provided by financing activities during the year ended December 31, 2009, compared to $106,000 provided by financing during the year ended December 31, 2008. During year ended 2009, the financing was obtained by increases in notes payable to Marian and Tunde Munz, the CEO and his wife.

Cash used in investing activities:

The Company did not use cash for investing activities during the years ended December 31, 2009 and 2008.

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

Going Concern

Without raising additional capital the Company will not continue operations.  Historically, the Company has incurred significant losses and negative cash flows from operations.  As of December 31, 2009, the accumulated deficit was $2,353.223 and the negative working capital was $370,703. The negative working capital includes $351,693 in current notes payable and accounts payable owed to related parties. The Company plans to fund operations through private placements and a public offering.  There is no assurance that these sources of capital will available to the Company in the future.

Off Balance Sheet Arrangements

As of December 31, 2009, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of December 31, 2009 and 2008;
F-3	Statements of Operations for the years ended December 31, 2009 and 2008, and the period from October 1, 2009 (inception of development stage) to December 31, 2009
F-4	Statement of Stockholders’ Deficit for period from inception to December 31, 2009;
F-5	Statements of Cash Flows for the years ended December 31, 2009 and 2008, and the period from October 1, 2009 (inception of development stage) to December 31, 2009
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com
Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Media Sentiment, Inc.
San Francisco, California

We have audited the accompanying balance sheet of Media Sentiment, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholder’s deficit, and cash flows for the periods then ended and the period from October 1, 2009 (inception of development stage) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Media Sentiment, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from October 1, 2009 (inception of development stage) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has negative working capital, has received limited revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Bingham Farms, Michigan
April 15, 2010

MEDIA SENTIMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	December 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash	$455	$6,115
Accounts receivable	391	0
Prepaid expenses	0	1,400
Total Current Assets	846	7,515

TOTAL ASSETS	$846	$7,515

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$19,856	$58,025
Accounts payable – related party	49,543	63,511
Notes payable – related party	302,150	254,000
Total Current Liabilities	371,549	375,536

Stockholders' Deficit
Common stock: 100,000,000 shares authorized; $.001 par value; 3,640,440 shares issued and outstanding	3,640	3,640
Additional paid-in capital	1,978,880	1,978,880
Accumulated deficit	(2,353,223)	(2,350,541)
Total Stockholders’ Deficit	(370,703)	(368,021)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$846	$7,515

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
PERIOD FROM OCTOBER 1, 2009 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2009

	December 31, 2009	December 31, 2008	From October 1, 2009 (Inception of development stage) to December 31, 2009

REVENUES	$6,336	$16,883	$1,677

OPERATING EXPENSES
Sales and marketing expenses	2,015	2,161	1,219
Operating and administrative expenses	39,585	158,752	13,143
TOTAL OPERATING EXPENSES	41,600	160,913	14,362

OPERATING LOSS	(35,264)	(144,030)	(12,685)

OTHER INCOME (EXPENSE)
Forgiveness of debt	52,825	10,000	0
Interest and Taxes	(20,243)	0	(4,372)
TOTAL OTHER INCOME (EXPENSE)	32,582	10,000	(4,372)

NET LOSS	$(2,682)	$(134,030)	$(17,057)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,640,440	3,640,440

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.04)

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
AS OF DECEMBER 31, 2009

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance, December 31, 2007	3,640,440	$3,640	$1,978,880	$(2,216,511)	$(233,991)

Net loss for the year ended December 31, 2008	-	-	-	(134,030)	(134,030)

Balance, December 31, 2008	3,640,440	3,640	1,978,880	(2,350,541)	(368,021)

Net loss for the year ended December 31, 2009	-	-	-	(2,682)	(2,682)

Balance, December 31, 2009	3,640,440	$3,640	$1,978,880	$(2,353,223)	$(370,703)

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
PERIOD FROM OCTOBER 1, 2009 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2009

	December 31, 2009	December 31, 2008	From October 1, 2009 (Inception of development stage) to December 31, 2009
Cash Flows from Operating Activities:
Net loss for the period	$(2,682)	$(134,030)	$(17,057)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization	0	0	0
Changes in Assets and Liabilities
(Increase) decrease in accounts receivable	(391)	32,000	(391)
Decrease in prepaid expenses	1,400	2,400	1,400
(Decrease) in accounts payable and accrued expenses	(38,169)	(12,969)	(5,851)
Increase (decrease) in accounts payable – related party	(13,968)	5,293	4,372
Net Cash Used in Operating Activities	(53,810)	(107,306)	(17,527)

Cash Flows from Financing Activities:
Proceeds from notes payable-related party	48,150	106,000	16,750
Net Cash from Financing Activities:	48,150	106,000	16,750

Net Decrease in Cash	(5,660)	(1,306)	(777)

Cash – Beginning Balance	6,115	7,421	1,232

Cash – Ending Balance	$455	$6,115	$455

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for taxes	$0	$0	$0

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Note 2 – Summary of Significant Accounting Policies

Development Stage Company
The Company is considered to be a development stage company. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from. The Company has transitioned to development stage as of October 1, 2009.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates and could affect future operating results.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.
Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31, 2009 and 2008 the Company had $455 and $6,115 of cash.

MEDIA SENTIMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 2 – Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, accounts payable to a related party, and notes payable to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 and $0 during the periods ended December 31, 2009 and 2008, respectively.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of December 31, 2009, the Company has not issued any stock-based payments to its employees.

MEDIA SENTIMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 2 – Summary of Significant Accounting Policies (Continued)

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2009.

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

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 3 – Going Concern and Liquidity

Without raising additional capital the Company will not continue operations.  Historically, the Company has incurred significant losses and negative cash flows from operations.  As of December 31, 2009, the accumulated deficit was $ 2,353,223 and the negative working capital was $ 370,203. The negative working capital includes $ 302,150 in current notes payable owed to related parties. The Company plans to fund operations through private placements and a public offering.  There is no assurance that these sources of capital will available to the Company in the future.

MEDIA SENTIMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 4 – Notes Payable to Related Parties

The notes payable of $302,150 at December 31, 2009 and $ 254,000 at December 31, 2008 are due to an officer and director of the Company, Marian Munz and his wife Tunde Munz.  These notes are convertible, at the option of the note holder, into common and preferred shares of Media Sentiment, Inc at a price of $0.01 per share, subject to adjustment for splits and reverse splits. The notes were amended as of January 1, 2009 to bear 6% interest instead of the previous rate of 10%.  Total accrued interest at December 31, 2009 was $49,543.

Note 5 – Common and Preferred Stock

At December 31, 2009, the Company’s authorized share capital consists of 100,000,000 shares at $0.001 par value and 10,000,000 at $0.001 par value preference shares authorized. At December 31, 2009 there were 3,640,440 common shares and no preference shares issued and outstanding.

Note 6 – Commitments and Contingencies

Media Sentiment neither owns nor leases any real or personal property. The Company terminated its office lease as of December 1, 2009. From that date forward an officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

Note 7 – Income Taxes

For the period ended December 31, 2009, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $658,500 at December 31, 2009, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at December 31:

	2009	2008
Deferred tax asset attributable to:
Net operating loss carryover	$223,890	$223,040
Valuation allowance	(223,890)	(223,040)
Net deferred tax asset	$-	$-

Note 8 – Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2009 through the date these financial statements were filed with the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2008.

Item 9A(T).  Controls and Procedures

Evaluation of Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Marian Munz, and our Chief Financial Officer, Mr. William White.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2008.

Name	Age	Position(s) and Office(s) Held
Marian Munz	53	President, Chief Executive Officer & Sole Director
William White	66	Chief Financial Officer

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

Mr. Iulian Sirbu (age 33) is a contract consultant and is acting remotely as our Software Development Manager out of Bucharest, Romania. Mr. Sirbu has held this position since October 2005 and has been with the company since 1998. His experience spreads from stand-alone development (VisualBasic, Visual C++) through web development (Java, PHP, Perl, HTML) together with database background (MSSQL, Mysql, Oracle).  Mr. Sirbu holds a Bachelor of Science degree in Economics and Information Technology from Bucharest Academy of Economic Studies, Romania.  Mr. Sirbu has not served as a director of any public companies.  Mr. Sirbu provides services on a project by project basis, as per terms of the independent contractor agreement.

The Company also hires software development consulting services from Mr. Dmitry Polyakov (age 24) who works remotely from Kharkov, Ukraine and systems management consulting services from Mr. George Serban (age 35) who works remotely from Bucharest, Romania.  The main compensation terms are as follows:

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

For the fiscal year ending December 31, 2009, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2009 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marian Munz President & CEO	2009 2008	- -	- -	- -	- -	- -	- -	0 0	0 0
William White CFO	2009 2008	- -	- -	- -	- -	- -	- -	4,500 10,800	4,500 10,800

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2009.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of December 31, 2009, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all shares are owned directly and the percentage shown is based on shares of common stock issued and outstanding or issuable as December 31, 2009. Unless otherwise indicated, the addresses for all of the individuals listed in the table below are c/o Media Sentiment, Inc., 529 Buchanan Street, San Francisco, CA.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class(2)
Executive Officers & Directors:
Common	Marian Munz	30,883,670 Shares(1)	91.22%(2)
Common	William White	0 Shares	0%
Total of All Directors and Executive Officers:		15,468,670 Shares	83.88%

More Than 5% Beneficial Owners:
Estate For Gary Robert Schell(3) 3603 West 8th Ave West Vancouver, BC Canada V6R 1Y9		500,000 Shares	14.73%
Howard F Fine & Carol M Fine, Trustees of The Fine 1988 Revoca 33 Jordan Avenue San Francisco, CA 94118		600,000 Shares	16.48%

(1)	Includes unissued shares available upon conversion of existing notes held by the officer and his spouse
(2)	Based on a denominator of 33,850,650 which includes unissued shares available upon conversion of existing notes held by the officer and his spouse.
(3)	The officers of the company do not have access to information identifying the beneficial owner of the Estate of Gary Rober Schell, but we believe that it may be his widow.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2009 or in any presently proposed transaction which, in either case, has or will materially affect us.

On December 31, 2009, we executed two Promissory Notes for a cumulative amount of $148,000 with related parties as follows:

1.
we borrowed $151,075 from our President and CEO, Marian Munz at an annual interest rate of 10% for a period of twelve months. The lender has the option to demand that all principal and interest be paid in cash or, in lieu of cash, the lender may request to be paid in 15,107,500 shares of common stock of Media Sentiment, Inc, as payment in full for all amounts due for principal and interest. The shares shall be non dilutive with respect to the total of 3,640, 440 currently outstanding shares of Media Sentiment, Inc. plus the shares resulting from the outstanding note to Tunde Munz-Abraham.

2.
we borrowed $151,075 from Tunde Munz-Abraham, the wife of our President and CEO, Marian Munz, at an annual interest rate of 10% for a period of twelve months. The lender has the option to demand that all principal and interest be paid in cash or, in lieu of cash, the lender may request to be paid in 15,107,500 shares of common stock of Media Sentiment, Inc, as payment in full for all amounts due for principal and interest. The shares shall be non dilutive with respect to the total of 3,640, 440 currently outstanding shares of Media Sentiment, Inc.

As of December 31, 2009 the accrued combined interest of the two notes described above was approximately $1,233.  The entire principal is due; however Mr. and Mrs. Munz have not made an election to convert and remain unsure if one or both of them will demand cash payment or convert the principal and/or interest into shares.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$10,000	$0	$0	$0
2008	$13,783	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules
The following financial statements and schedules listed below are included in this Form 10-K.
Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.3	Bylaws(1)
23.1	Consent of Silberstein Ungar, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form S-1/A filed on August 11, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Media Sentiment, Inc.

By:	/s/ Marian Munz
Marian Munz President, Chief Executive Officer, Principal Executive Officer, and Director
April 14, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Marian Munz
Marian Munz Director
April 14, 2010