Form 10-Q
period 2010-03-31
Media Sentiment Inc.
filed 2010-05-14
CIK 1396348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,640,650 common shares as of March 31, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009 (audited);
F-2	Statements of Operations for the quarters ended March 31, 2010 and 2009 (unaudited) and from October 1, 2009 (Inception of Development Stage) to March 31, 2010;
F-3	Statement of Stockholders’ Deficit for period from December 31, 2007 to March 31, 2010 (unaudited);
F-4	Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (unaudited) and from October 1, 2009 (Inception of Developoment Stage) to March 31, 2010;
F-5	Notes to Unaudited Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

MEDIA SENTIMENT, INC.
(A Development Stage Company)
Balance Sheets

	March 31, 2010 (unaudited)	December 31, 2009 (audited)

ASSETS
Current Assets
Cash	$9,644	$455
Accounts receivable	0	391
Total Current Assets	9,644	846

TOTAL ASSETS	$9,644	$846

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$20,657	$19,856
Accounts payable-related party	54,082	49,543
Notes payable-related party	312,150	302,150
Total Current Liabilities	386,889	371,549

Stockholders' Deficit
Common stock: 100,000,000 shares authorized; $.001 par value; 3,640,440 shares issued and outstanding	3,640	3,640
Additional paid-in capital	1,978,880	1,978,880
Accumulated deficit	(2,359,765)	(2,353,223)
Total Stockholders’ Deficit	(377,245)	(370,703)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,644	$846

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
(A Development Stage Company)
Statements of Operations (unaudited)
For the Quarters ended March 31, 2010 and 2009
For the Period from October 1, 2009 (Inception of Development Stage) to March 31, 2010

	Three Months Ended		October 1, 2009 Through
	March 31, 2010	March 31, 2009	March 31, 2010
Gross revenues	$1,330	$2,375	$3,007

Operating expenses
Sales and marketing expenses	553	157	1,771
Operating and admin expenses	1,980	11,029	12,624
Total operating expenses	2,533	11,186	14,395

Operating loss	(1,203)	(8,810)	(11,388)

Other income (expense)
Interest and finance expense	(4,539)	(6,808)	(8,911)
Other	(800)	(800)	(3,300)
Total other income (expense)	(5,339)	(7,608)	(12,211)

Net Loss	$(6,542)	$(16,418)	$(23,598)

Weighted average number of shares outstanding	3,640,440	3,640,440	3,640,440

Net loss per share	$0	$0	$0

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
(A Development Stage Company)
Statement of Stockholders' Deficit

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

Balance, December 31, 2007	3,640,440	$3,640	$1,978,880	$(2,216,511)	$(233,991)

Net loss for the year ended December 31, 2008				(134,030)	(134,030)

Ending balance December 31, 2008	3,640,440	3,640	1,978,880	(2,350,541)	(368,021)

Net loss for the Year ended December 31, 2009				(2,682)	(2,682)

Ending balance December 31, 2009	3,640,440	3,640	1,978,880	(2,353,223)	(370,703)

Net loss for the Three months ended March 31, 2010				(6,542)	(6,542)

Ending balance March 31, 2010	3,640,440	$3,640	$1,978,880	$(2,359,765)	$(377,245)

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
(A Development Stage Company)
Statements of Cash Flows (unaudited)
For the Three Months ended March 31, 2010 and 2009
For the Period from October 1, 2009 (Inception of Development Stage) to March 31, 2010
	Three Months Ended:			October 1, 2009 Through
	March 31, 2010		March 31, 2009	March 31, 2010
Cash Flows from Operating Activities:
Net income (loss) for the period	$	(6,542)	$(16,418)	$(23,598)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Cash Used in Operating Activities:
Depreciation and amortization		0	0	0
Changes in Assets and Liabilities
Decrease in accounts receivable		391	0	0
Decrease in prepaid expenses		0	0	1,400
Increase in accounts payable		5,339	573	3,860
Net Cash Use in Operating Activities		(811)	(15,845)	(18,338)

Cash Flows from Financing Activities:
Proceeds from notes payable-related party		10,000	10,700	26,750
Net Cash from Financing Activities		10,000	10,700	26,750

Net Increase (Decrease) in Cash		9,189	(5,145)	8,412

Cash – Beginning Balance		455	6,115	1,232

Cash – Ending Balance		$9,644	$970	$9,644

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest		$0	$0	$0
Cash paid for taxes		$0	$0	$0

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010

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

Note 2.     Summary of Significant Accounting Policies

Development Stage Company

The Company is considered to be a development stage company. A development stage company is one in which planned principal operations have not commenced or if its operations have commenced, there have been no significant revenues there from. The Company has transitioned to development stage as of October 1, 2009.

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
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010

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

Interim Financial Reporting

The Company's interim financial statements have been prepared, without audit, in accordance with generally accepted accounting principles and are consistent with the presentation and disclosures in the audited financial statements and notes thereto for the year ended December 31, 2009.

MEDIA SENTIMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010

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

Note 3.     Going Concern and Liquidity

Without raising additional capital the Company will not continue operations.  Historically, the Company has incurred significant losses and negative cash flows from operations.  As of March 31, 2010, the accumulated deficit was $ 2,359,765 and the negative working capital was $ 377,245. The negative working capital includes $ 312,150 in current notes payable and $54,052 in accrued expenses owed to related parties. The Company plans to fund operations through private placements and a public offering.  There is no assurance that these sources of capital will available to the Company in the future.

Note 4.     Notes Payable to Related Parties

           The notes payable of $312,150 at March 31, 2010 and $ 302,150 at December 31, 2009 are due to an officer and director of the Company, Marian Munz and his wife Tunde Munz.  These notes are convertible, at the option of the note holder, into common and preferred shares of Media Sentiment, Inc at a price of $0.01 per share, subject to adjustment for splits and reverse splits.

MEDIA SENTIMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010

Note 5.     Common and Preferred Stock

At March 31, 2010, the Company’s authorized share capital consists of 100,000,000 shares at $0.001 par value and 10,000,000 at $0.001 par value preference shares authorized. At March 31, 2010 there were 3,640,440 common shares and no preference shares issued and outstanding.

Note 6.     Commitments and Contingencies

The Company has no contractual commitments.

Note 7.     Income Taxes

The tax effect of significant temporary differences representing future tax assets and future tax liabilities has been fully offset by a valuation allowance.  The Company has determined that realization is uncertain and therefore a valuation allowance has been recorded against this future income tax asset.

As of December 31, 2009, the Company had a net operating loss carry-forward for U.S. federal income tax purposes of approximately $ 658,500.  The federal net operating loss carry-forward, if not utilized, will expire in 2027.

Note 8.     Subsequent Events

The Company has analyzed its operations subsequent to March 31, 2010 through the date these statements were filed with the Securities and Exchange Commission and has determined that it has no material subsequent events to disclose.

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

Results of Operations for the Three Months Ended March 31, 2010 and 2009

For the quarter ended March 31, 2010, we had revenue of $1,330 compared to revenue in the amount of $2,375 for the quarter ended March 31, 2009.  The $1,045 decrease in revenue is primarily attributable to our lack of marketing expenditures. Of the $1,330 we earned in revenue during the three months ended March 31, 2010, $627 is attributable to subscription sales of our research product, MediaSentiment™ while $703 of the revenue is attributable to advertising sales.

Our operating expenses decreased to $2,533 for the quarter ended March 31, 2010 as compared with $11,186 for the quarter ended March 31, 2009. Our expenses for the quarter ended March 31, 2010 consisted of sales and marketing expenses of $553 and operating and administrative expenses of $1,980.  Our expenses for the quarter ended March 31, 2009 consisted of sales and marketing expenses of $157 and operating and administrative expenses of $11,029.  The decrease in expenses from the quarter ended March 31, 2009 to the quarter ended March 31, 2010 reflects our significantly reduced operating activity.

We recorded other expenses of $5,339 for the quarter ended March 31, 2010, compared with other expenses of $7,608 for the quarter ended March 31, 2009.

We recorded a net loss of $6,542 for the quarter ended March 31, 2010 compared with a net loss of $16,418 for the quarter ended March 31, 2009. This decrease was primarily attributable to significantly reduced operating activity in three months ended March 31, 2010, as compared with the same period in 2009.

Based upon the operational developments described above and the lack of financing, management is currently evaluating our business.  We will not be able to continue in the business of selling MediaSentiment™ unless we obtain financing.

Liquidity and Capital Resources

As of March 31, 2010, we had current assets of $9,644 and current liabilities in the amount of $386,889. This resulted in a deficit in working capital in the amount of $377,245. Most of our current liabilities are owed to related parties.

Cash used by operations

Operating activities used $811 in cash for the three months ended March 31, 2010, as compared to using $15,845 for the same period in 2009. Our net losses for each quarter were the primary reasons for our negative operating cash flow.

Cash provided by financing activities

There were $10,000 net cash flows provided by financing activities during the three months ended March 31, 2010, compared to $10,700 provided by financing during the same period ended 2009. During the three months ended March 31, 2010, the financing was obtained by increases in notes payable to Marian and Tunde Munz, the CEO and his wife.

Cash used in investing activities

The Company did not use cash for investing activities during the three months ended March 31, 2010 and 2009.

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

Going Concern

Without raising additional capital the Company will not continue operations.  Historically, the Company has incurred significant losses and negative cash flows from operations.  As of March 31, 2010, the accumulated deficit was $2,359,765 and the negative working capital was $377,245. The negative working capital includes $312,150 in current notes payable and $54,082 in accrued expenses owed to related parties. The Company plans to fund operations through private placements and a public offering.  There is no assurance that these sources of capital will available to the Company in the future.

Off Balance Sheet Arrangements

As of March 31, 2010, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Marian Munz, and our Chief Financial Officer, William White.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010.

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

Item 4.     Removed and Reserved

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

Media Sentiment, Inc.

Date:	May 13, 2010

By: /s/ Marian Munz Marian Munz Title: Chief Executive Officer and Director