Form 10-Q
period 2010-06-30
Media Sentiment Inc.
filed 2010-08-09
CIK 1396348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
Quarterly Report pursuant to Section 13 of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010

MEDIA SENTIMENT, INC.
a Nevada corporation
529 Buchanan Street
San Francisco, CA  94102
(415) 861-3421

Commission File Number:  333-144101                                                                                     IRS Employer Identification No.:  20-5740705

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ (not required) No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐	Large accelerated filer
☐	Accelerated filer
☐	Non-accelerated filer
☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,715,440 common shares as of June 30, 2010.

Financial Statements.

MEDIA SENTIMENT, INC.
(A Development Stage Company)
Balance Sheets

	June 30, 2010 (unaudited)	December 31, 2009 (audited)

ASSETS
Current Assets
Cash	$408	$456
Accounts receivable	0	391
Deposits	1,500	0
Total Current Assets	1,908	847

TOTAL ASSETS	$1,908	$847

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$19,377	$19,856
Accounts payable-related party	58,798	49,543
Notes payable-related party	319,650	302,150
Total Current Liabilities	397,825	371,549

Stockholders' Deficit
Common stock: 100,000,000 shares authorized; $.001 par value; 3,715,440 shares issued and outstanding at June 30, 2010; 3,640,440 shares Issued and outstanding at June 30, 2009	3,715	3,640
Additional paid-in capital	1,982,005	1,978,880
Accumulated deficit	(2,381,637)	(2,353,222)
Total Stockholders’ Deficit	(395,917)	(370,702)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,908	$847

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
(A Development Stage Company)
Statements of Operations (unaudited)
For the Three Months ended June 30, 2010 and 2009

	Three Months Ended
	June 30, 2010	June 30, 2009
Gross revenues	$1,387	$931

Operating expenses
Sales and marketing expenses	168	226
Operating and administrative expenses	10,875	5,364
Total operating expenses	11,043	5,590

Operating loss	(9,656)	(4,659)

Other income (expense)
Forgiveness of debt	0	39,140
Interest and finance expense	(4,717)	(4,063)
Other	(7,500)	0
Total other income (expense)	(12,217)	35,077

Net Income (Loss)	$(21,873)	$30,418

Weighted average number of shares outstanding	3,659,607	3,640,440

Net income (loss) per share	$(.01)	$.01

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
(A Development Stage Company)
Statements of Operations (unaudited)
For the Six Months ended June 30, 2010 and 2009
For the Period from October 1, 2009 (Inception of Development Stage) to June 30, 2010

			October 1, 2009
	Six Months Ended		Through
	June 30, 2010	June 30, 2009	June 30, 2010
Gross revenues	$2,717	$3,307	$4,395

Operating expenses
Sales and marketing expenses	721	383	1,940
Operating and administrative expenses	12,855	16,393	23,499
Total operating expenses	13,576	16,776	25,439

Operating loss	(10,859)	(13,469)	(21,044)

Other income (expense)
Forgiveness of debt	0	39,140	0
Interest and finance expense	(9,256)	(10,871)	(13,627)
Other	(8,300)	(800)	(10,800)
Total other income (expense)	(17,556)	27,469	(24,427)

Net Income (Loss)	$(28,415)	$14,000	$(45,471)

Weighted average number of shares outstanding	3,650,023	3,640,440	3,646,829

Net income (loss) per share	$(.01)	$0	$(.01)

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
(A Development Stage Company)
Statement of Stockholders' Deficit (unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

Balance, Dec 31, 2007	3,640,440	$3,640	$1,978,880	$(2,216,511)	$(233,991)

Net loss for the year ended Dec 31, 2008				(134,030)	(134,030)

Ending balance Dec 31, 2008	3,640,440	3,640	1,978,880	(2,350,541)	(368,021)

Net loss for the Year ended Dec 31, 2009				(2,681)	(2,681)

Ending balance Dec 31, 2009	3,640,440	3,640	1,978,880	(2,353,222)	(370,702)

Issue 75,000 shares of .001 par value common stock	75,000	75	3,125		3,200

Net loss for the six months ended June 30, 2010				(28,415)	(28,415)

Ending balance June 30, 2010	3,715,440	$3,715	$1,982,005	$(2,381,637)	$(395,917)

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
(A Development Stage Company)
Statements of Cash Flows (unaudited)
For the Six Months ended June 30, 2010 and 2009
For the Period from October 1, 2009 (Inception of Development Stage) to June 30, 2010

	Six Months Ended:			October 1, 2009 Through
	June 30, 2010		June 30, 2009	June 30, 2010
Cash Flows from Operating Activities:
Net income (loss) for the period	$	(28,415)	$14,000	$(45,471)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Cash Used in Operating Activities:
Depreciation and amortization		0	0	0
Changes in Assets and Liabilities
Decrease in accounts receivable		391	0	0
Increase in deposits		(1,500)	0	(100)
Increase in accounts payable and accrued expenses		8,777	(41,816)	7,297
Net Cash Used in Operating Activities		(20,748)	(27,816)	(38,274)

Cash Flows from Financing Activities:
Proceeds from notes payable-related party		17,500	22,900	34,250
Issuance of common stock		3,200		3,200
Net Cash Provided by Financing Activities		20,700	22,900	37,450

Net Increase (Decrease) in Cash		(48)	(4,916)	(824)

Cash – Beginning Balance		456	6,115	1,232

Cash – Ending Balance		$408	$1,199	$408

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest		$0	$0	$0
Cash paid for taxes		$0	$0	$0

The accompanying notes are an integral part of the financial statements.

MEDIA SENTIMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010

Note 1.  Description of Business

Media Sentiment Inc. (the Company) was incorporated on October 16, 2006, under the laws of the State of Nevada, as a wholly owned subsidiary of California News Tech (CNT) to market the internet search tools developed by CNT.  At this time, most of the assets of CNT were transferred to the Company.

On May 17, 2007, CNT completed a reverse merger with Debut Broadcasting Corporation, Inc., a Tennessee corporation (DBI) whereby it succeeded to the business of DBI and it changed its name to Debut Broadcasting Corporation, Inc.  In anticipation of this merger, however, it was determined that the two business operations would be better served if operated and accounted for separately.  Consequently, DBI’s board of directors approved the distribution of all of its Media Sentiment shares to the CNT shareholders of record on April 20, 2007 on a pro-rata basis.  DBI then set aside all of its 3,640,440 outstanding shares of Media Sentiment for this purpose.

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

Note 3.   Going Concern and Liquidity

Without raising additional capital the Company will not be able to continue operations.  Historically, the Company has incurred significant losses and negative cash flows from operations. As of June 30, 2010, the accumulated deficit was $2,381,637 and the negative working capital was $395,917. The negative working capital includes $319,650 in current notes payable and $58,798 in accrued expenses owed to related parties. The Company plans to fund operations through private placements and a public offering. There is no assurance that these sources of capital will available to the Company in the future.

Note 4.   Notes Payable to Related Parties

           The notes payable of $319,650 at June 30, 2010 and $ 302,150 at December 31, 2009 are due to an officer and director of the Company, Marian Munz and his wife Tunde Munz.  These notes are convertible, at the option of the note holder, into common and preferred shares of Media Sentiment, Inc at a price of $0.01 per share, subject to adjustment for splits and reverse splits.

Note 5.   Common and Preferred Stock

At June 30, 2010, the Company’s authorized share capital consists of 100,000,000 shares at $0.001 par value and 10,000,000 at $0.001 par value preference shares authorized. At June 30, 2010 there were 3,715,440 common shares and no preference shares issued and outstanding.  At December 31, 2009 there were 3,640,440 common shares and no preference shares issued and outstanding.

On June 7, 2010, the Company issued 75,000 shares to Iulian Sirbu in exchange for $3,200 worth of software development services provided.

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

As of December 31, 2009, the Company had a net operating loss carry-forward for U.S. federal income tax purposes of approximately $658,500.  The federal net operating loss carry-forward, if not utilized, will expire in 2027.

Note 8.   Subsequent Events

The Company has analyzed its operations subsequent to June 30, 2010 through August 5, 2010, the date issued,  and has determined that it has no material subsequent events to disclose.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We own and operate an online news media analysis research service. The service is called MediaSentiment™ and quantifies qualitative press coverage, or what we refer to as Media Sentiment®. The central premise behind MediaSentiment is that media reports about the American economy in general and about specific, publicly traded companies contain important information which can be quantified, graphed, and presented to our customers in a manner that helps them understand media sentiment in order to make more informed decisions related to it. This can benefit our customers as they interpret and track the potential impact of media sentiment on the overall financial markets and as it may affect particular companies.

Currently, our MediaSentiment research product assists our customers in quickly understanding the cumulative sentiment reflected in earnings news released by publicly traded companies for NYSE and NASDAQ companies. Our proprietary tracking software quickly finds and scans available news releases for key words and provides an assessment as to whether the overall tone of the news story is positive or negative.

We have developed and are currently offering the following versions of our product:

1.	Media Sentiment ® free version, accessible by internet customers on our web site at www.mediasentiment.com.
2.	Media Sentiment ® free version, accessible by internet customers from their own products via an RSS feed.
3.	Media Sentiment ® free version for individual alerts, accessible by users via other web sites that offer financial news and information, via distribution with a partner.
4.	Media Sentiment ® free version for individual alerts, accessible by users via their own e-mail programs by signing up to our free service at www.mediasentiment.com.

5.
Media Sentiment Limits™ free version which offers historical data for statistically significant stock price movement intervals accessible by internet customers on our web site at www.mediasentiment.com.

6.
Media Sentiment Limits™ subscription version which offers real-time data for statistically significant stock price movement intervals accessible by internet customers on our web site at www.mediasentiment.com.

7.
Media Sentiment Limits™  (free and subscription versions) integration with TD AMERITRADE where users with a TD AMERITRADE account receive free real-time quotes and charts that display the alerts on the chart for each of our Media Sentiment alert.

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

We currently face a multitude of problems which have a significant impact on our operations. These problems each stem from a lack of financing and are interrelated. As a result of not having adequate financing for sales and marketing activities, we have not been able to generate significant revenues. In addition, if we are not able to obtain adequate financing we will not be able to engage in any future sales or marketing activities and it is unlikely that other companies will be willing to offer our products to their user base. We will not be able to continue in the business of selling Media Sentiment® until we obtain financing. If we are unable to obtain financing, we will be forced to continue other business opportunities.

Management believes that it could continue a significantly lower level of operations for up to 12 months. These minimal operations would be financed either by lines of credit obtained from commercial banks and from Marian Munz, our president or his family. Raising adequate equity financing would allow us to create a full time team and start significant marketing activities.  We estimate that the use of, for example, $1 million in equity financing would be: 45% Marketing & Sales, 40% General and Administrative and 15% Research and Development.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

For the quarter ended June 30, 2010, we had revenue of $1,387 compared to revenue of $931 for the comparable period last year, essentially flat year-over-year.

Our operating expenses decreased to $11,043 for the quarter ended June 30, 2010 as compared with $5,590 for the quarter ended June 30, 2009. Our expenses for the quarter ended June 30, 2010 consisted of sales and marketing expenses of $168 and operating and administrative expenses of $10,875.  Our expenses for the quarter ended June 30, 2009 consisted of sales and marketing expenses of $226 and operating and administrative expenses of $5,364. The increase in administrative expenses from the quarter ended June 30, 2009 to the most recent quarter ended June 30, 2010 largely reflects our expsnes associated with being a public company. We had other expenses in our most recent quarter ended June 30, 2010 of ($12,217), related mostly to the incurrence of interest on our existing debt, while our other income for the comparable period ended June 30, 2009 was $35,077, due almost entirely to the forgiveness of $39,140 in debt previously owed.

We recorded a net loss of $21,873 for the quarter ended June 30, 2010 compared with a net income gain of $30,418 for the quarter ended June 30, 2009. This decrease was primarily attributable to the one-time forgiveness of $39,140 in debt previously owed, which occurred in the June 2009 quarter, as well as an increase of approximately $5,000 in administrative expenses during our most recent quarter ended June 2010, attributable to our obligations as a public company.

Based upon the operational developments described above and the lack of financing, we will not be able to continue in the business of selling MediaSentiment™ unless we obtain financing or further loans from management or others. Our independent public accountants have issued a “Going Concern” note to our financial statements.

Liquidity and Capital Resources

As of June 30, 2010, we had current assets of $1,908 and current liabilities in the amount of $397,825. This resulted in a deficit in working capital in the amount of $395,917. Most of our current liabilities are owed to related parties.

Cash used by operations

Operating activities used $20,748 in cash for the six months ended June 30, 2010, as compared to using $27,816 for the same period in 2009. Our net losses for each six month period were the primary reasons for our negative operating cash flow.

Cash provided by financing activities

There were $20,700 net cash flows provided by financing activities during the six months ended June 30, 2010, compared to $22,900 provided by financing during the same period ended 2009. During the six months ended June 30, 2010, the financing was obtained by increases in notes payable to Marian and Tunde Munz, the CEO and his wife, as well as the issuance of 75,000 shares in exchange for $3,200 worth of software development services provided by a third-party vendor.

Cash used in investing activities

The Company did not use cash for investing activities during the three or six months ended June 30, 2010 or 2009.

Off Balance Sheet Arrangements.

As of June 30, 2010, there were no off balance sheet arrangements.

Controls and Procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Marian Munz, and our Chief Financial Officer, William White.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010.

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

Legal Proceedings.

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Unregistered Sales of Equity Securities and Use of Proceeds.

On June 7, 2010, the Company issued 75,000 shares to Iulian Sirbu in exchange for $3,200 worth of software development services provided.

Exhibits.

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

Media Sentiment, Inc.

August 9, 2010	By:	/s/ Marian Munz
Name : Marian Munz
Title :Chief Executive Officer and Director